Form 10-K
period 2016-12-31
EMR Technology Solutions, Inc.
filed 2017-03-23
CIK 1687999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55715

EMR TECHNOLOGY SOLUTIONS INC.

(Exact name of registrant as specified in its charter)

Nevada	47-5482792
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

 90 Washington Valley Road

Bedminster, NJ 07921

(Address of principal executive offices)

(908) 997-0617

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 23, 2017, the registrant has one class of common equity, and the number of shares issued and outstanding of such common equity was 9,911,754.

Documents Incorporated By Reference: None.

EXPLANATORY NOTE

You should rely only on the information contained in this Form 10-K or in a document referenced herein. We have not authorized anyone to provide you with any other information that is different. You should assume that the information contained in this Form 10-K is accurate only as of the date hereof except where a different specific date is set forth.

As used in this Form 10-K, unless the context otherwise requires, the terms the “Company,” “Registrant,” “we,” “us,” “our,” or “EMR” refer to EMR Technology Solutions, Inc., a Nevada corporation.

FORWARD-LOOKING STATEMENTS

Except for statements of historical fact, some information in this document contains “forward-looking statements” that involve substantial risks and uncertainties. You can identify these forward-looking statements by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would” or similar words. The statements that contain these or similar words should be read carefully because these statements discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control. Further, we urge you to be cautious of the forward-looking statements which are contained in this Form 10-K because they involve risks, uncertainties and other factors affecting our operations, market growth, service, products and licenses. The factors listed in the sections captioned “Risk Factors” and “Description of Business,” as well as other cautionary language in this Form 10-K and events in the future may cause our actual results and achievements, whether expressed or implied, to differ materially from the expectations we describe in our forward-looking statements. The occurrence of any of the events described as risk factors or other future events could have a material adverse effect on our business, results of operations and financial position. Since our common stock is considered a “penny stock,” we are ineligible to rely on the safe harbor for forward-looking statements provided in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

WHERE YOU CAN FIND MORE INFORMATION ABOUT US

We file reports, proxy statements, information statements and other information with the United States Securities and Exchange Commission (the “SEC”). You may read and copy this information, for a copying fee, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for more information on its Public Reference Room. Our SEC filings will also be available to the public from commercial document retrieval services, and at the website maintained by the SEC at http://www.sec.gov.

We will make available, through a link to the SEC’s website, electronic copies of the materials we file with the SEC (including our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, the Section 16 reports filed by our executive officers, directors and 10% stockholders and amendments to those reports). To receive paper copies of our SEC filings, please contact us by mail addressed to Investor Relations, EMR Technology Solutions, Inc., 90 Washington Valley Road, Bedminster, NJ 07921.

PART I

Item 1. Business.

General Information

Our business address is 90 Washington Valley Road, Bedminster, NJ 07921. Our phone number is (908) 997-0617. The information contained in, or that can be accessed through, our website is not part of this Form 10-K.

History

EMR Technology Solutions, Inc. (“EMR” or the “Company”) was organized under the laws of the State of Nevada on November 3, 2015. EMR was formed to take advantage of the consolidation taking place in the Electronic Medical Record (“EMR”) industry. Our mission is to be a leading provider of enterprise technology solutions and services and thereby improve the exchange of healthcare information.

EMR plans to acquire and consolidate growing companies that provide proprietary products and value added services in order to maximize client retention by offering fully integrated state of the art software solutions that comply with the standards set by the United States Federal Government Center for Medicare and Medicaid Services (the “CMS”). Through the planned combined scale and resources of EMR, we believe its acquired subsidiaries can leverage and accelerate time-to-market, market share growth, and strategic alliance partnering.

Electronic Medical Record Industry

The CMS estimates United States health care spending in 2014 was $3.1 trillion, or 17.6 percent of Gross Domestic Product (GDP), and projects it to be 19.3% of GDP by 2023. There are approximately 430,150 primary care and approximately 474,406 specialist physicians practicing in the US today, for a total of approximately 904,556 physicians who require an EMR system. It is estimated that 30% of those practicing physicians have not implemented an EMR system. Most of the systems in use today are the result of programs written before the software technology advances that are available today. As a result, 38% of physicians polled indicated that they intended to replace their existing EMR systems.

The Health Information Technology for Economic and Clinical Health (HITECH) provisions within the American Recovery and Reinvestment Act (ARRA) offer incentives for health care organizations to modernize operations through “Meaningful Use” of Healthcare Information Technology (“HCIT”) and will begin to penalize health care organizations for non-compliance in the coming years. There are increasing requirements to report quality metrics. As providers position themselves for these shifts, there has been an increase in industry consolidation, with health systems acquiring hospitals, physician practices, and other venues to control more of the care continuum and achieve economies of scale. The objective of EMR is to take advantage of this disparity and utilize state of the art technology to provide software and services that provide for seamless “Patient Appointment to Verified Payment” for the doctors’ offices. We believe that an additional growth driver for EMR is the importance for interoperability between providers and other healthcare constituents. We believe this is an excellent opportunity to consolidate smaller entities in this highly fragmented industry that would not otherwise have the scale necessary to compete in today’s healthcare market.

The modern American healthcare industry is characterized by inefficiencies, waste, complexity, an underutilization of technology and a lack of transparency. According to a report issued by the Institute of Medicine, approximately $2.6 trillion dollars were spent in the United States on healthcare in 2011, of which $750 billion dollars were wasteful spending that did not improve the quality of care that patients received. An April 2012 study cited by Health Affairs, a health policy journal, estimates that between $476 billion and $992 billion dollars of healthcare spending in 2011 was wasted, with a third of that waste being funded by Medicare and Medicaid programs. According to the CMS, health spending is projected to grow at an average rate of 5.7% from 2013 through 2023, which is 1.1% faster than expected average annual growth of the GDP. Healthcare spending in the United States is widely viewed as growing at an unsustainable rate, and policymakers and payers are continuously seeking ways to reduce that growth.

The Affordable Care Act and other recent legislative, regulatory and industry drivers are directed toward addressing many of these challenges. For decades, the U.S. healthcare delivery system has been characterized by a vast cottage industry of small, independent practices functioning in a low-technology fee-for-service environment. During 2013, there were more than approximately 500,000 U.S. physicians practicing in ambulatory care settings and it is estimated that approximately 70% of these providers are practicing in groups with 10 or fewer physicians. Recent changes in the industry, including legislative reform and increasing reimbursement complexity, have created significant opportunities for EMR, as traditional practice tools are not well-suited for the modern medical practice.

New laws and payer requirements have further complicated insurance reimbursement processes. For example, Medicare, Medicaid and commercial insurances are increasingly requiring proof of adherence to best practices and improved patient health outcomes to support full reimbursement. Moreover, an upcoming shift to a new generation of insurance codes will dramatically increase the complexity associated with selecting appropriate procedure and diagnosis codes needed to support proper claim reimbursement.

Since 2011, the federal government has offered financial incentives to eligible healthcare providers who adopt and meaningfully use electronic health records technology. Beginning in 2015, providers who are not meaningfully using this technology incurred penalties and these penalties will increase every year through 2019. While these incentives and looming penalties have encouraged many providers to adopt and meaningfully use electronic health records software, we believe that most providers are not utilizing an integrated platform that combines practice management, business intelligence, and revenue cycle management. The lack of an integrated platform leaves them ill-equipped to address the multitude of rapidly growing industry challenges.

The market for electronic medical record solutions and related services is highly competitive, and we expect competition to increase in the future. We face competition from other providers of both integrated and stand-alone, EMR solutions, including competitors who utilize web-based platforms and providers of locally installed software systems. Many of our ERM competitors have longer operating histories, greater brand recognition and greater financial, marketing and other resources. We expect that competition will continue to increase as a result of incentives provided by the HITECH Act, and consolidation in both the information technology and healthcare industries.

Growth Strategy

Our growth strategy includes focusing on the ambulatory care market and acquiring small and mid-sized electronic medical records companies and other providers of healthcare services and then migrating the customers of those companies to our solutions. The electronic medical record industry is highly fragmented, with many local and regional electronic medical record companies serving small medical practices. We believe that the industry is ripe for consolidation and that we can achieve significant growth through acquisitions and organic growth. We estimate that there are more than 3,500 companies in the United States providing electronic medical record services. We further believe that it is becoming increasingly difficult for traditional electronic medical record companies to meet the growing technology and business service needs of healthcare providers without a significant investment in information technology infrastructure.

Our growth strategy involves three primary approaches: (i) acquiring EMR companies and then migrating the customers of those companies to our solutions, (ii) selling our solutions directly to healthcare providers practicing in ambulatory settings, and (iii) acquiring providers of other healthcare services such as third party insurance administrators and revenue cycle management companies. We intend to distribute our solutions through our websites, endorsements from medical groups and associations, and referrals from existing clients.

Market Development

Currently, we offer a suite of fully-integrated web or client based software for secure patient information and business services designed for healthcare providers. Our products and services offer healthcare providers a unified solution designed to meet the healthcare industry’s demand for the delivery of cost-efficient, quality care with the ability to measure patient outcomes. The healthcare providers can track patients from their initial appointments; chart clinical data, history, and other personal information; as well as enter and submit claims for medical services and review and respond to queries for additional information regarding the billing process.

Private Placement and Acquisitions

Effective August 23, 2016, EMR entered into an Investor Stock Subscription Agreement (“Agreement”) with PTS, Inc. (“PTS”), a corporation incorporated under the laws of the State of Nevada, in which PTS agreed to purchase up to 3,700,000 shares of EMR’s common stock for $2,000,000 in tranches based on certain milestones. On August 23, 2016, PTS purchased 656,751 shares of common stock for $355,000. On September 22, 2016, PTS purchased 925,001 shares of common stock for $500,000 that was used to close two acquisitions. On December 29, 2016, PTS purchased 92,500 shares of common stock that was used for working capital. On January 13, 2017, PTS purchased 550,001 shares of common stock for $300,000. On March 20, 2017, PTS purchased 1,387,501 shares of common stock for $750,000. The proceeds from the foregoing investments were used to close certain acquisitions.

Effective September 23, 2016, EMR entered into a Stock Purchase Agreement (“SPA”) in which EMR purchased all of the shares of First Medical Solutions, Inc., a Florida corporation (“FMS”). Pursuant to the SPA, EMR acquired FMS whereby FMS became a wholly owned subsidiary of EMR. FMS has developed a proprietary and fully integrated software program for the healthcare industry, targeting the ambulatory care market for electronic medical records. The purchase price was $977,250 of which $250,000 was paid in cash at closing, $27,250 was paid in the form of 50,000 shares of EMR’s common stock, and EMR issued a three-year convertible promissory note (the “FMS Note”) for $700,000. The FMS Note has an interest rate of 10% per annum for a period of two years and fully amortizes during the third year. The results of operations for the acquired entity will be included in consolidated statements of operations beginning September 23, 2016. The purchase was financed through the use of the proceeds of the Agreement with the Investor disclosed above. On October 31, 2016, the Board of Directors approved the request by the holder of the FMS Note to convert $200,000 principal of the FMS Note into 200,000 shares of the Company’s common stock.

Effective September 26, 2016, EMR entered into a Purchase Agreement (“PA”) in which EMR purchased all of the membership interests of EMRgence, LLC (“EMRG”), a Florida limited liability company. Pursuant to the PA, EMR acquired EMRG whereby EMRG became a wholly owned subsidiary of EMR. EMRG has developed a proprietary software program for the healthcare industry, targeting the vascular care market for electronic medical records. The purchase price was $500,000 of which $300,000 was paid in cash at closing and EMR issued a three-year convertible promissory note (the “EMRG Note”) in favor of EMRG in the amount of $200,000. The EMRG Note has an interest rate of 6% per annum for a period of two years and fully amortizes during the third year. The results of operations for the acquired entity will be included in consolidated statements of operations beginning September 26, 2016. The purchase was financed through the use of proceeds of the Agreement with the Investor disclosed above.

Recent Developments

Acquisition of Empower Technologies, Inc.

Effective January 1, 2017 (the “Effective Date”), EMR Technologies Solutions, Inc., a Nevada corporation (the “Company”) entered into a Purchase Agreement (“Agreement”) by and among Empower Technologies, Inc., a Nevada corporation (“ETI”), and its sole shareholder Dr. John F. Stagl (the “Seller” and together with ETI and the Company, the “Parties”). Pursuant to the Agreement, the Company purchased all of the Capital Stock (as defined in the Agreement) of ETI from the Seller (the “ETI Shares”) in exchange for (i) $500,000, subject to certain post-closing adjustments for working capital and deferred revenue, consisting of (a) $300,000 in cash, and (b) a Convertible Promissory Note (the “Note”) issued in favor of the Seller in the principal amount of $200,000 payable over a 36 month period, with 6% annual interest, convertible into common stock of the Company at a price of $3.00 per share (the “Purchase Price”). On January 16, 2017, accordance with the terms and conditions of the Agreement, ETI became a wholly owned subsidiary of the Company (the “Closing Date”).

On the Closing Date, in connection with the Agreement, the Parties entered into a Non-Competition and Non-Disclosure Agreement (the “Non-Compete Agreement”). Pursuant to the Non-Compete Agreement, for a period of three years from the Closing Date, the Seller shall not, either for himself or through any other person, firm, corporation or other entity, directly or indirectly, engage in the same or similar business as ETI as an owner, employee, agent or partner or serve in an executive or other employment position with any other entity which operates a business that develops, sells or distributes services or software for electronic medical records within a 100 mile radius of any location where ETI has sold or distributed services or software for electronic medical records.

Acquisition of Digital Medical Solutions Inc.

Effective January 1, 2017 (the “Effective Date”), EMR Technologies, Inc., a Nevada corporation (the “Company”) entered into a Purchase Agreement (“Agreement”) by and among Digital Medical Solutions, Inc., a Florida corporation (“DMSI”), and its sole shareholder Dr. Joseph J. Memminger III (the “Seller” and together with DMSI and the Company, the “Parties”). Pursuant to the Agreement, the Company purchased all of the Capital Stock (as defined in the Agreement) of DMSI from the Seller (the “DMSI Shares”) in exchange for (i) $1,000,000, subject to certain post-closing adjustments for working capital and earnings before interest, taxes, depreciation, and amortization, consisting of (a) $750,000 in cash, and (b) a Convertible Promissory Note (the “Note”) issued in favor of the Seller in the principal amount of $250,000 payable over a 36 month period, with 6% annual interest, convertible into common stock of the Company at a price of $3.00 per share (the “Purchase Price”). On March 15, 2017, accordance with the terms and conditions of the Agreement, DMSI became a wholly owned subsidiary of the Company (the “Closing Date”).

On the Closing Date, in connection with the Agreement, the Parties entered into a Non-Competition and Non-Disclosure Agreement (the “Non-Compete Agreement”). Pursuant to the Non-Compete Agreement, for a period of three years from the Closing Date, the Seller shall not, either for himself or through any other person, firm, corporation or other entity, directly or indirectly, engage in the same or similar business as DMSI as an owner, employee, agent or partner or serve in an executive or other employment position with any other entity which operates a business that develops, sells or distributes services or software for electronic medical records within a 100 mile radius of any location where DMSI has sold or distributed services or software for electronic medical records.

Employees

As of March 23, 2017, the Company had four full-time and two part-time employees.

Reports to Security Holders.

The public may read and copy any materials the Company files with the SEC in the SEC’s Public Reference Section, Room 1580, 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

Item 1A. Risk Factors.

You should carefully consider the risks described below together with all of the other information included in this prospectus before making an investment decision with regard to our securities. The statements contained in or incorporated herein that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, you may lose all or part of your investment.

Risks Related to Our Business

We have a limited operating history.

The Company was incorporated under the laws of the State of Nevada on November 3, 2015 and has engaged in limited operations to date. Accordingly, the Company has only a limited operating history with which you can evaluate its business and prospects. An investor in the Company must consider its business and prospects in light of the risks, uncertainties and difficulties frequently encountered by early-stage companies, including limited capital, delays in product development, possible marketing and sales obstacles and delays, inability to gain customer and merchant acceptance or inability to achieve significant distribution of our products and services to customers. The Company cannot be certain that it will successfully address these risks. Its failure to address any of these risks could have a material adverse effect on its business.

RISKS RELATED TO LIQUIDITY AND CAPITAL RESOURCES.

Our independent registered public accounting firm for the fiscal year ended December 31, 2016, has included an explanatory paragraph in their opinion that accompanies our audited consolidated financial statements as of and for the year ended December 31, 2016, indicating that our historical losses and accumulated deficit raises substantial doubt about our ability to continue as a going concern. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment.

We may incur substantial costs related to product-related liabilities.

Many of our software solutions, health care services are intended for use in collecting, storing and displaying clinical and health care-related information used in the diagnosis and treatment of patients and in related health care settings such as admissions, billing, etc. We attempt to limit by contract our liability; however, the limitations of liability set forth in the contracts may not be enforceable or may not otherwise protect us from liability for damages. We may also be subject to claims that are not covered by contract. Although we maintain liability insurance coverage, there can be no assurance that such coverage will cover any particular claim that has been brought or that may be brought in the future, that such coverage will prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. A successful material claim or series of claims brought against us, if uninsured or under-insured, could materially harm our business, results of operations and financial condition. Product-related claims, even if not successful, could damage our reputation, cause us to lose existing clients, limit our ability to obtain new clients, divert management’s attention from operations, result in significant revenue loss, create potential liabilities for our clients and us and increase insurance and other operational costs.

We may be subject to claims for system errors and warranties.

Our software solutions are very complex and may contain design, coding or other errors, especially when first introduced. It is not uncommon for HCIT providers to discover errors in software solutions and/or health care devices after their introduction to the market. Similarly, the installation of our software solutions and health care devices is very complex and errors in the implementation and configuration of our systems can occur. Our software solutions and health care devices are intended for use in collecting, storing, and displaying clinical and health care-related information used in the diagnosis and treatment of patients and in related health care settings such as admissions, billing, etc. Therefore, users of our software solutions and health care devices have a greater sensitivity to errors than the market for software products and devices generally. Our client agreements typically provide warranties concerning material errors and other matters. Should a client’s EMR software solution or health care device fail to meet these warranties or lead to faulty clinical decisions or injury to patients, it could 1) constitute a material breach under the client agreement, allowing the client to terminate the agreement and possibly obtain a refund or damages or both, or require us to incur additional expense in order to make the software solution or health care device meet these criteria or 2) subject us to claims or litigation by our clients or clinicians or directly by the patient. Additionally, such failures could damage our reputation and could negatively affect future sales. Our client agreements generally limit our liability arising from such claims but such limits may not be enforceable in certain jurisdictions or circumstances. Although we maintain liability insurance coverage, there can be no assurance that such coverage will cover any particular claim that has been brought or that may be brought in the future, that such coverage will prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. A successful material claim or series of claims brought against us, if uninsured or under-insured, could materially harm our business, results of operations and financial condition.

We may experience interruptions at our data centers or client support facilities.

Our business relies on the secure electronic transmission, data center storage and hosting of sensitive information, including protected health information, financial information and other sensitive information relating to our clients, company and workforce. We perform data center and/or hosting services for certain clients, including the storage of critical patient and administrative data and support services through various client support facilities. If any of these systems are interrupted, damaged or breached by an unforeseen event or actions of a EMR associate or contractor or a third party, including a cyber-attack, or fail for any extended period of time, it could have a material adverse impact on our results of operations. Complete failure of all local public power and backup generators, impairment of all telecommunications lines, a concerted denial of service cyber-attack, a significant data breach, damage, injury or impairment (environmental, accidental, intentional or pandemic) to the buildings, the equipment inside the buildings housing our data centers, the personnel operating such facilities or the client data contained therein, or errors by the personnel trained to operate such facilities could cause a disruption in operations and negatively impact clients who depend on us for data center and system support services. We offer our clients disaster recovery services for additional fees to protect clients from isolated data center failures, leveraging our multiple data center facilities, however only a small percentage of our hosted clients choose to contract for these services. Additionally, EMR’s core systems are disaster tolerant as we have implemented redundancy across physically diverse data centers. Any interruption in operations at our data centers and/or client support facilities could damage our reputation, cause us to lose existing clients, hurt our ability to obtain new clients, result in significant revenue loss, create potential liabilities for our clients and us and increase insurance and other operating costs.

Our proprietary technology may be subject to claims for infringement or misappropriation of intellectual property rights of others, or may be infringed or misappropriated by others.

We rely upon a combination of license agreements, confidentiality policies and procedures, confidentiality provisions in employment agreements, confidentiality agreements with third parties and technical security measures to maintain the confidentiality, exclusivity and trade secrecy of our proprietary information. We also rely on trademark and copyright laws to protect our intellectual property rights in the United States and abroad. Despite our protective measures and intellectual property rights, we may not be able to adequately protect against theft, copying, reverse engineering, misappropriation, infringement or unauthorized use or disclosure of our intellectual property, which could have an adverse effect on our competitive position.

We may become subject to legal proceedings that could have a material adverse impact on our financial position and results of operations.

From time to time, and in the ordinary course of our business, we and certain of our subsidiaries may become involved in various legal proceedings. All such legal proceedings are inherently unpredictable and, regardless of the merits of the claims, litigation may be expensive, time-consuming and disruptive to our operations and distracting to management. If resolved against us, such legal proceedings could result in excessive verdicts, injunctive relief or other equitable relief that may affect how we operate our business. Similarly, if we settle such legal proceedings, it may affect how we operate our business. Future court decisions, alternative dispute resolution awards, business expansion or legislative activity may increase our exposure to litigation and regulatory investigations. In some cases, substantial noneconomic remedies or punitive damages may be sought. Although we maintain liability insurance coverage, there can be no assurance that such coverage will cover any particular verdict, judgment or settlement that may be entered against us, that such coverage will prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. If we incur liability that exceeds our insurance coverage or that is not within the scope of the coverage in legal proceedings brought against us, it could have an adverse effect on our business, financial condition and results of operations.

●   Certification, licensing or regulatory requirements;

●   Unexpected changes in regulatory requirements;

●   Changes to or reduced protection of intellectual property rights in some countries.

Our success depends upon the recruitment and retention of key personnel. To remain competitive in our industries, we must attract, motivate and retain highly skilled managerial, sales, marketing, consulting and technical personnel, including executives, consultants, programmers and systems architects skilled in the HCIT, health care devices, health care transactions, population health management, revenue cycle and life sciences industries and the technical environments in which our solutions, devices and services are needed. Competition for such personnel in our industries is intense in both the United States and abroad. Our failure to attract additional qualified personnel to meet our needs could have a material adverse effect on our prospects for long-term growth. In addition, we invest significant time and expense in training our associates, which increases their value to clients and competitors who may seek to recruit them and increases the cost of replacing them. Our success is dependent to a significant degree on the continued contributions of key management, sales, marketing, consulting and technical personnel. The unexpected loss of key personnel could have a material adverse impact on our business and results of operations, and could potentially inhibit development and delivery of our solutions, devices and services and market share advances.

We intend to continue strategic business acquisitions and other combinations, which are subject to inherent risks.

In order to expand our solutions, services, and grow our market and client base, we may continue to seek and complete strategic business acquisitions and other combinations that we believe are complementary to our business. Acquisitions have inherent risks which may have a material adverse effect on our business, financial condition, operating results or prospects, including, but not limited to: 1) failure to successfully integrate the business and financial operations, services, intellectual property, solutions or personnel of an acquired business and to maintain uniform standard controls, policies and procedures; 2) diversion of management’s attention from other business concerns; 3) entry into markets in which we have little or no direct prior experience; 4) failure to achieve projected synergies and performance targets; 5) loss of clients or key personnel; 6) incurrence of debt or assumption of known and unknown liabilities; 7) write-off of software development costs, goodwill, client lists and amortization of expenses related to intangible assets; 8) dilutive issuances of equity securities; and, 9) accounting deficiencies that could arise in connection with, or as a result of, the acquisition of an acquired company, including issues related to internal control over financial reporting and the time and cost associated with remedying such deficiencies. If we fail to successfully integrate acquired businesses or fail to implement our business strategies with respect to these acquisitions, we may not be able to achieve projected results or support the amount of consideration paid for such acquired businesses.

Volatility and disruption resulting from global economic conditions could negatively affect our business, results of operations and financial condition.

Although certain indices and economic data have shown signs of stabilization in the United States and certain global markets, there can be no assurance that these improvements will be broad-based or sustainable, nor is it clear how, if at all, they will affect the markets relevant to us. As a result, our operating results may be impacted by the health of the global economy. Volatility and disruption in global capital and credit markets may lead to slowdowns or declines in client spending which could adversely affect our business and financial performance. Our business and financial performance, including new business bookings and collection of our accounts receivable, may be adversely affected by current and future economic conditions (including a reduction in the availability of credit, higher energy costs, rising interest rates, financial market volatility and lower than expected economic growth) that cause a slowdown or decline in client spending. Reduced purchases by our clients or changes in payment terms could adversely affect our revenue growth and cause a decrease in our cash flow from operations. Bankruptcies or similar events affecting clients may cause us to incur bad debt expense at levels higher than historically experienced. Further, volatility and disruption in global financial markets may also limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing economic and business conditions. Accordingly, if global financial and economic volatility continues or worsens, our business, results of operations and financial condition could be materially and adversely affected.

If we are unable to manage our growth in the new markets in which we offer solutions or services, our business and financial results could suffer.

Our future financial results will depend in part on our ability to profitably manage our business in the new markets that we enter. Difficulties in managing future growth in new markets could have a significant negative impact on our business, financial condition and results of operations.

We rely heavily on our management, and the loss of their services could adversely affect our business.

Our success is highly dependent upon the continued services of our Chief Executive Officer John X. Adiletta. The loss of Mr. Adiletta’s services would have a material adverse effect on the Company and its business operations.

Risks Related to the Health Care Information Technology, and Health Care Transaction

The health care industry is subject to changing political, economic and regulatory influences.

For example, the Health Insurance Portability and Accountability Act of 1996 (as modified by The Health Information Technology for Economic and Clinical Health Act (HITECH) provisions of the American Recovery and Reinvestment Act of 2009) (collectively, HIPAA) continues to have a direct impact on the health care industry by requiring national provider identifiers and standardized transactions/code sets, operating rules and necessary security and privacy measures in order to ensure the appropriate level of privacy of protected health information. These regulatory factors affect the purchasing practices and operation of health care organizations.

The Patient Protection and Affordable Care Act, which was amended by the Health Care and Education Reconciliation Act of 2010, became law in 2010. This comprehensive health care reform legislation included provisions to control health care costs, improve health care quality, and expand access to affordable health insurance. Together with ongoing statutory and budgetary policy developments at a federal level, this health care reform legislation could include changes in Medicare and Medicaid payment policies and other health care delivery administrative reforms that could potentially negatively impact our business and the business of our clients. Because not all the administrative rules implementing health care reform under the legislation have been finalized, and because of ongoing federal fiscal budgetary pressures yet to be resolved for federal health programs, the full impact of the health care reform legislation and of further statutory actions to reform healthcare payment on our business is unknown, but there can be no assurances that health care reform legislation will not adversely impact either our operational results or the manner in which we operate our business. Health care industry participants may respond by reducing their investments or postponing investment decisions, including investments in our devices, solutions and services.

The health care industry is highly regulated, and thus, we are subject to a number of laws, regulations and industry initiatives, non-compliance with certain of which could materially adversely affect our operations or otherwise adversely affect our business, financial condition and operating results.

As a participant in the health care industry, our operations and relationships, and those of our clients, are regulated by a number of local, state, federal and foreign governmental entities. The impact of these regulations on us is direct, to the extent that we are ourselves subject to these laws and regulations, and is also indirect because, in a number of situations, even though we may not be directly regulated by specific health care laws and regulations, our solutions, devices and services must be capable of being used by our clients in a way that complies with those laws and regulations. Specific risks include, but are not limited to, the following:

Health Care Fraud.

Federal and state governments continue to enhance regulation of and increase their scrutiny over practices involving health care fraud, waste and abuse affecting health care providers whose services are reimbursed by Medicare, Medicaid and other government health care programs. Our health care provider clients, as well as our provision of products and services to government entities subject our business to laws and regulations on fraud and abuse which, among other things, prohibit the direct or indirect payment or receipt of any remuneration for patient referrals, or arranging for or recommending referrals or other business paid for in whole or in part by these federal or state health care programs. Federal enforcement personnel have substantial funding, powers and remedies to pursue suspected or perceived fraud and abuse. The effect of this government regulation on our clients is difficult to predict.

Preparation, Transmission and Submission of Medical Claims for Reimbursement.

Our solutions are capable of electronically transmitting claims for services and items rendered by a physician to many patients’ payers for approval and reimbursement. We also provide services to our clients that include the coding, preparation and submission of claims for medical service to payers for reimbursement. Such claims are governed by federal and state laws. Federal law provides civil liability to any person that knowingly submits a claim to a payer, including Medicare, Medicaid and private health plans, seeking payment for any services or items that have not been provided to the patient. Federal law may also impose criminal penalties for intentionally submitting such false claims. We have policies and procedures in place that we believe result in the accurate and complete preparation, transmission, submission and collection of claims, provided that the information given to us by our clients is also accurate and complete. The HIPAA security, privacy and transaction standards, as discussed below, also have a potentially significant effect on our claims preparation, transmission and submission services, since those services must be structured and provided in a way that supports our clients’ HIPAA compliance obligations. In connection with these laws, we may be subjected to federal or state government investigations and possible penalties may be imposed upon us; false claims actions may have to be defended; private payers may file claims against us; and we may be excluded from Medicare, Medicaid or other government-funded health care programs. Any investigation or proceeding related to these laws, even if unwarranted or without merit, may have a material adverse effect on our business, results of operations and financial condition.

Security and Privacy of Patient Information.

Federal, state, local and foreign laws regulate the confidentiality of patient records and the circumstances under which those records may be used and released. These regulations govern both the disclosure and use of confidential patient medical record information and require the users of such information to implement specified security and privacy measures. United States regulations currently in place governing electronic health data transmissions continue to evolve and are often unclear and difficult to apply.

In the United States, HIPAA regulations require national standards for some types of electronic health information transactions and the data elements used in those transactions to ensure the integrity, security and confidentiality of health information and standards to protect the privacy of individually identifiable health information. Covered entities under HIPAA, which include health care organizations such as our clients, our employer clinic business model and our claims processing, transmission and submission services, are required to comply with the privacy standards, the transaction regulations and the security regulations. Moreover, the HITECH provisions of ARRA, and associated regulatory requirements, extend many of the HIPAA obligations, formerly imposed only upon covered entities, to business associates as well. As a business associate of our clients who are covered entities, we were in most instances already contractually required to ensure compliance with the HIPAA regulations as they pertain to handling of covered client data. However, the extension of these HIPAA obligations to business associates by law has created additional liability risks related to the privacy and security of individually identifiable health information.

Interoperability Standards.

Our clients are concerned with and often require that our software solutions and health care devices be interoperable with other third party HCIT suppliers. Market forces or governmental/regulatory authorities could create software interoperability standards that would apply to our solutions, health care devices or solutions, and if our software solutions, health care devices or services are not consistent with those standards, we could be forced to incur substantial additional development costs to conform. The Office of the National Coordinator for Health Information Technology (ONC) has developed a comprehensive set of criteria for the functionality, interoperability and security of various software modules in the HCIT industry. ONC, however, continues to modify and refine those standards. Achieving certification is becoming a competitive requirement, resulting in increased software development and administrative expense to conform to these requirements.

ARRA Meaningful Use Program.

Various federal, state and non-U.S. government agencies are also developing standards that could become mandatory for systems purchased by these agencies. For example, ARRA requires “meaningful use of certified electronic health record technology” by health care providers in order to receive stimulus funds from the U.S. federal government. Regulations have been issued that identify standards and implementation specifications and establish the certification standards for qualifying electronic health record technology. Nevertheless, these standards and specifications are subject to interpretation by the entities designated to certify such technology. While a combination of our solutions have been certified as meeting the initial standards for certified health record technology, the regulatory standards to achieve certification will continue to evolve over time. We may incur increased development costs and delays in delivering solutions if we need to upgrade our software, devices or health care devices to be in compliance with these varying and evolving standards. In addition, delays in interpreting these standards may result in postponement or cancellation of our clients’ decisions to purchase our solutions or health care devices. If our software solutions, devices or health care devices are not compliant with these evolving standards, our market position and sales could be impaired and we may have to invest significantly in changes to our software solutions, devices or health care devices.

We operate in intensely competitive and dynamic industries, and our ability to successfully compete and continue to grow our business depends on our ability to respond quickly to market changes and changing technologies and to bring competitive new solutions, devices, features and services to market in a timely fashion.

The market for health care information systems, health care solutions and services to the health care industry is intensely competitive, dynamically evolving and subject to rapid technological and innovative changes. Development of new proprietary technology or services is complex, entails significant time and expense and may not be successful. We cannot guarantee that we will be able to introduce new solutions, devices or services on schedule, or at all, nor can we guarantee that such solutions, devices or services will achieve market acceptance. Moreover, we cannot guarantee that errors will not be found in our new solution releases, devices or services before or after commercial release, which could result in solution, device or service delivery redevelopment costs, harm to our reputation, lost sales, license terminations or renegotiations, product liability claims, diversion of resources to remedy errors and loss of, or delay in, market acceptance.

Certain of our competitors have greater financial, technical, product development, marketing or other resources than us and some of our competitors offer software solutions, devices or services that we do not offer. In addition, we expect that major software information systems companies, large information technology consulting service providers and system integrators, start-up companies and others specializing in the health care industry may offer competitive software solutions, devices or services. As we continue to develop new health care services to address areas such as analytics, transaction services, HCIT and device integration, revenue cycle and population health management, we expect to face new competitors, and these competitors may have more experience in these markets and/or more established relationships with prospective clients. We face strong competition and often face downward price pressure, which could adversely affect our results of operations or liquidity. Additionally, the pace of change in the health care information systems market is rapid and there are frequent new software solution introductions, software solution enhancements, device introductions, device enhancements and evolving industry standards and requirements.

Risks Related to Our Common Stock

THERE IS CURRENTLY NO PUBLIC MARKET FOR OUR COMMON STOCK. FAILURE TO DEVELOP OR MAINTAIN A TRADING MARKET COULD NEGATIVELY AFFECT ITS VALUE AND MAKE IT DIFFICULT OR IMPOSSIBLE FOR YOU TO SELL YOUR SHARES.

There is currently no public market for our common stock and an active public market for our common stock may not develop. Failure to develop or maintain an active trading market could make it difficult for you to sell your shares or recover any part of your investment in us. Even if a market for our common stock does develop, the market price of our common stock may be highly volatile. In addition to the uncertainties relating to future operating performance and the profitability of operations, factors such as variations in interim financial results or various, as yet unpredictable, factors, many of which are beyond our control, may have a negative effect on the market price of our common stock.

The Subscription Price for our Shares was not based upon any Recognizable Measure of Value.

We arbitrarily determined the purchase price for our Shares offered hereby. There is no economic relationship between the offering price of our Shares and any component of our financial condition, our assets, the book value of such assets or earnings.

If our ability to register our Common Stock is limited, your ability to sell such shares may be subject to substantial restrictions, and you may be required to hold such shares for a period of time prior to sale, in which case you could suffer a substantial loss on such shares.

If our ability to register the resale of shares of our Common Stock is limited, you may not be able to sell your Common shares. There will be substantial restrictions on your ability to transfer any shares which are not registered for resale, and you may be required to hold the shares for some period of time.

“PENNY STOCK” RULES MAY MAKE BUYING OR SELLING OUR COMMON STOCK DIFFICULT.

If the market price for our common stock is below $5.00 per share, trading in our common stock may be subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules would require that any broker-dealer that would recommend our common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations would require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market price and liquidity of our common stock.

POTENTIAL FUTURE FINANCINGS MAY DILUTE THE HOLDINGS OF OUR CURRENT SHAREHOLDERS.

In order to provide capital for the operation of our business, in the future we may enter into financing arrangements. These arrangements may involve the issuance of new shares of common stock, preferred stock that is convertible into common stock, debt securities that are convertible into common stock or warrants for the purchase of common stock. Any of these items could result in a material increase in the number of shares of common stock outstanding, which would in turn result in a dilution of the ownership interests of existing common shareholders. In addition, these new securities could contain provisions, such as priorities on distributions and voting rights, which could affect the value of our existing common stock.

WE CURRENTLY DO NOT INTEND TO PAY DIVIDENDS ON OUR COMMON STOCK. AS A RESULT, YOUR ONLY OPPORTUNITY TO ACHIEVE A RETURN ON YOUR INVESTMENT IS IF THE PRICE OF OUR COMMON STOCK APPRECIATES.

We currently do not expect to declare or pay dividends on our common stock. In addition, in the future we may enter into agreements that prohibit or restrict our ability to declare or pay dividends on our common stock. As a result, your only opportunity to achieve a return on your investment will be if the market price of our common stock appreciates and you sell your shares at a profit.

YOU MAY EXPERIENCE DILUTION OF YOUR OWNERSHIP INTEREST DUE TO THE FUTURE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK.

We do not have sufficient funds to finance the growth of our business. As a result, we will require additional funds from future equity or debt financings, including tax equity financing transactions or sales of preferred shares or convertible debt, to pay the general and administrative costs of our business. We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of holders of our common stock. We are currently authorized to issue 70,000,000 shares of common stock. The potential issuance of such additional shares of common stock or convertible debt may create downward pressure on the trading price of our common stock. We may also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in future public offerings or private placements for capital raising purposes or for other business purposes. The future issuance of a substantial number of common shares into the public market, or the perception that such issuance could occur, could adversely affect the prevailing market price of our common shares. A decline in the price of our common shares could make it more difficult to raise funds through future offerings of our common shares or securities convertible into common shares.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We maintain our current principal office at 90 Washington Valley Road, Bedminster, NJ 07921. Our telephone number at this office is (908) 997-0617. The monthly payment is $1,016 under a one year lease.

Item 3. Legal Proceedings.

There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosure.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)

Market Information.

At this time, there is no established public trading market for our common stock.

(b)

Holders

As of March 23, 2017, we had 17 shareholders of common stock.

Transfer Agent and Registrar

The transfer agent and registrar for our Common Stock is Picinich & McClure, LLC with an address at 201 West Passaic Street, Suite 204, Rochelle Park, NJ 07662. Their phone number is (201) 820-4595.

(c)

Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying any dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the growth of the Registrant’s business.

(d)

Securities Authorized for Issuance Under Equity Compensation Plans

On January 30, 2016, the Board of Directors, with the approval of a majority of the shareholders of the Company, adopted the 2016 Equity Incentive Plan (the “Plan”) which will be administered by a committee to be appointed by the Board of Directors. As of the date hereof, the Company has issued no equity under the Plan.

Rule 10B-18 Transactions

During the years ended December 31, 2015 and 2014, there were no repurchases of the Company’s common stock by the Company.

Recent Sales of Unregistered Securities.

On November 3, 2015, the Company issued 2,500,000 shares of common stock of the Company to its founder at a price of $0.001 per share for services rendered in connection with corporate formation, corporate structuring, and negotiation of letters of intent.

On January 6, 2016, the Company issued 550,000 shares of common stock to eight individuals for services rendered in connection with advising the company on industry and market data, and financial and accounting services with an aggregate value of $550.

Pursuant to that certain letter agreement by and between the Company and PTS, Inc. (the “Investor” or “PTS”), dated August 22, 2016, the Company issued 2,000,000 shares of common stock of the Company at a price of $0.54 per share for services rendered.

On August 22, 2016, the Company agreed to issue 1,000,000 shares of common stock to eight individuals for services rendered in connection with advising the company on industry and market data, and financial and accounting services at a price of $0.54 per share.

On August 23, 2016, the Company entered into an Investor Stock Investment Agreement (“Agreement”) with PTS to purchase up to 3,700,000 shares of the Company’s common stock for a total investment of $2,000,000, to be paid to the Company in tranches upon certain milestone events. In accordance with the Agreement, on the same date, PTS purchased 656,751 shares of common stock for $355,000.

On September 22, 2016, PTS purchased 925,001 shares of common stock for $500,000.

On September 23, 2016, the Company issued 50,000 shares of common stock as part of the consideration of the acquisition of First Medical Solutions, Inc. with an aggregate value of $27,250.

On October 31, 2016, the Company issued 200,000 shares of common stock for the conversion of $200,000 of a convertible promissory note.

On December 29, 2016, PTS purchased 92,500 shares of common stock for $50,000. On January 13, 2017, PTS purchased 550,001 shares of common stock for $300,000. On March 20, 2017, PTS purchased 1,387,501 shares of common stock for $750,000 that was used to close the acquisition. The remaining investments are subject to the Company achieving certain milestones in accordance with the terms and conditions of the Agreement.

Certain of the above issuances of securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but qualified for exemption under the safe harbor provided by Regulation S promulgated under the Securities Act of 1933, as amended. Among the other parameters of Regulation S, the investors who received the securities represented and warranted that they are not “U.S. Persons” as defined in Regulation S.

Certain of the above issuances of securities qualified for exemption under Section 4(a)(2) of the Securities Act. The securities were exempt from registration under Section 4(a)(2) of the Securities Act because the issuance of such securities by the Company did not involve a “public offering,” as defined in Section 4(a)(2) of the Securities Act, due to the insubstantial number of persons involved in the transaction, size of the offering, and manner of the offering and number of securities offered. The Company did not undertake an offering in which it sold a high number of securities to a high number of investors. In addition, the investor had the necessary investment intent as required by Section 4(a)(2) of the Securities Act since they agreed to, and received, the securities bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-K and other reports filed by the Company from time to time with the SEC (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

Overview

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements.

Business Overview

The Company is a Nevada corporation incorporated on November 3, 2015 as a holding corporation focusing on the acquisition of healthcare related technology companies. The Company’s fiscal year end is December 31. To date, the Company has financed and acquired three electronic medical records companies.

Results of Operations

Summary of Statements of Operations for the Year Ended December 31, 2016 and for the period from November 3, 2015 (Inception) to December 31, 2015.

	For the Year ended December 31, 2016	For the period from November 3, 2015 to December 31, 2015
Revenues	$58,193	$0
Cost of Revenue	$26,267	$0
Officer Compensation	$230,400	$0
Professional fees	$1,765,779	$0
Selling, General and Administrative	$15,836	$4,159
Other expense	$(88,936)	$0
Amortization	$120,902	$0
Net loss	$(2,189,927)	$(4,159)
Loss per common A share - basic	$(0.50)	$(0.00)

Revenues

Revenues of $58,193 for the year ended December 31, 2016, increased by $58,193 over revenues of $0 for the period ended December 31, 2015. This was attributable to the acquisition of EMRG in September 2016.

Cost of Revenue

Cost of Revenue of $26,267 for the year ended December 31, 2016, increased by $26,267 over Cost of Revenue of $0 for the period ended December 31, 2015. This was attributable to the direct cost of the Company’s software including hosting and technical support costs.

Officer Compensation

Officer Compensation of $230,400 for the year ended December 31, 2016, increased by $230,400 over Officer Compensation of $0 for the period ended December 31, 2015. The increase in Officer Compensation between the periods was primarily due to the bonus paid of $200,000 upon consummation of an investment agreement and the completion of two acquisitions during the year ended December 31, 2016.

Professional Fees

Professional Fees of $1,765,779 for the year ended December 31, 2016, increased by $1,765,779 over Professional Fees of $0 for the period ended December 31, 2015. During the period ending December 31, 2015, there were no significant operations nor were there any acquisition or financing transactions consummated. This increase was primarily due to the issuance of 3,000,000 shares of Common Stock for services with a fair value of $1,620,000 based on recent cash sales. The services included, but were not limited to, industry research and evaluation, input on the strategic plan, the tactics for growth, acquisition valuations, transaction structure, accounting, and due diligence. The increase in Professional Fees was also due to the consummation of an investment agreement and the completion of the acquisitions of FMS and EMRG

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses of $15,836 for the year ended December 31, 2016, increased by $11,677 over Selling, General and Administrative Expenses of $4,159 for the period ended December 31, 2015. The increase in Selling, General and Administrative Expenses between the periods was primarily related to the consummation of an investment agreement and the completion of the acquisitions of FMS and EMRG.

Other Expense

Other Expense of $88,936 for the year ended December 31, 2016, increased by $88,936 over Other Expense of $0 for the period ended December 31, 2015 due to loss on conversion of $200,000 of convertible promissory note and accrued interest on the promissory note issued to the sellers upon the closing of FMS and EMRG.

Net Loss

Net Loss of $2,189,927 for the year ended December 31, 2016, increased by $2,185,768 over Net Loss of $4,159 for the period ended December 31, 2015. This increase was primarily due to the increase in Officer Compensation, Professional Fees, SG&A Expenses, and Other Expense described above.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2016 compared to December 31, 2015.

	December 31, 2016	December 31, 2015
Current Assets	$58,765	$0
Current Liabilities	$82,901	$1,659
Working Capital (Deficit)	$(24,136)	$(1,659)

At December 31, 2016, we had working capital deficit of $24,136 as compared to working capital deficit of $1,659 at December 31, 2015, an increase in working capital deficit of $22,477.

Financings

Effective August 23, 2016, the Company entered into an Investor Stock Subscription Agreement (“Agreement”) with PTS to purchase up to 3,700,000 shares of the Company’s common stock for $2,000,000 in tranches based on certain milestone events. On August 23, 2016, PTS purchased 656,751 shares of common stock for $355,000. On September 22, 2016, PTS purchased 925,001 shares of common stock for $500,000 that was used to close two acquisitions. On December 29, 2016, PTS purchased 92,500 shares of common stock for $50,000 that was used for working capital. The remaining investments are subject to the company reaching certain milestones under the agreement.

Effective September 23, 2016, EMR entered into a Stock Purchase Agreement in which EMR purchased all of the shares of First Medical Solutions, Inc., a Florida corporation. As part of the consideration, the Company issued a three-year convertible promissory note for $700,000. On October 31, 2016, the Board of Directors approved the request by the holder of the FMS Note to convert $200,000 principal of the FMS Note into 200,000 shares of the Company’s common stock.

Effective September 26, 2016, EMR entered into a Purchase Agreement in which EMR purchased all of the membership interests of EMRgence, LLC (“EMRG”), a Florida limited liability company. As part of the consideration, the Company issued a three year convertible promissory note for $200,000.

Our Auditors Have Raised Substantial Doubts as to Our Ability to Continue as a Going Concern

Our consolidated financial statements have been prepared assuming we will continue as a going concern. The Company has experienced recurring losses from operations which have caused an accumulated deficit of $2,194,086 at December 31, 2016.

The ability of the Company to continue its operations as a going concern is dependent on management’s plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31, 2016, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) title has passed to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company’s significant accounting estimates and assumptions affecting the consolidated financial statements were the estimates and assumptions used in valuation of equity and derivative instruments. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Stock Based Compensation

All stock-based payments to employees, non-employee consultants, and to nonemployee directors for their services as directors, including any grants of restricted stock and stock options, are measured at fair value on the grant date and recognized in the statements of operations as compensation or other expense over the relevant service period. Stock- based payments to nonemployees are recognized as an expense over the period of performance. Such payments are measured at fair value at the earlier of the date a performance commitment is reached or the date performance is completed. In addition, for awards that vest immediately and are non-forfeitable the measurement date is the date the award is issued.

Fair Value of Financial Instruments

We follow paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of our financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of our financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (“U.S. GAAP”), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

Recent Accounting Pronouncements

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. On July 9th, the effective date was delayed one year by a vote by the FASB. Public business entities, certain not-for-profit entities, and certain employee benefit plans would apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application would be permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the consolidated financial statements.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-12, Compensation- Stock Compensation. The amendments in this update apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-13D-Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be achieved after the Requisite Service Period, which has been deleted. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the effects of ASU 2014-12 on consolidated financial statements.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements- Going Concern. The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013-300-Presentation of Financial Statements (Topic 205): Disclosure of Uncertainties about an Entity’s Going Concern Presumption, which has been deleted. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the effects of ASU 2014-15 on the consolidated financial statements.

In March 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, Interest-Imputation of Interest. To simplify presentation of debt issuance costs, the amendments in this Update would require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in this update. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-250-Interest-Imputation of Interest (Subtopic 835-30), which has been deleted. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company early adopted ASU 2015-03 on these consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11,” Inventory (Topic 330): Simplifying the Measurement of Inventory”, which modifies existing requirements regarding measuring inventory at the lower of cost or market. Under current inventory standards, the market value requires consideration of replacement cost, net realizable value and net realizable value less an approximately normal profit margin. The new guidance replaces market with net realizable value defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This eliminates the need to determine and consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. The standard is required to be adopted for annual periods beginning after December 15, 2016, including interim periods within that annual period. The amendment is to be applied prospectively with early adoption permitted. The Company is in the process of evaluating the effect of the new guidance on its condensed consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02,” Leases (Topic 842).” Under ASU 2016-02, lessees will be required to recognize, for all leases of 12 months or more, a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature of an entity’s leasing activities. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and must be adopted using a modified retrospective approach. The Company is in the process of evaluating the effect of the new guidance on its condensed consolidated financial statements and disclosures.

In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation” (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (topic 606). In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross verses Net)” (topic 606). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity’s promise to grant a license provides a customer with either a right to use an entity’s intellectual property or a right to access an entity’s intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity’s adoption of ASU 2014-09, which we intend to adopt for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the new standard.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition and is effective during the same period as ASU 2014-09. The Company is currently evaluating the impact of the new standard.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Financial statements are audited and included in this Form 10-K as an exhibit and are incorporated herein by this reference.

Item 9. Change In And Disagreements With Accountants And Financial Disclosure.

There were no disagreements with accountants on accounting and financial disclosure during the relevant period.

Item 9A. Controls And Procedures.

Evaluation of Disclosure Controls and Procedures

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Controls over Financial Reporting

We have not made any changes in our internal controls over financial reporting that occurred during the period covered by this Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting because the attestation report requirement has been removed for “smaller reporting companies” under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, And Corporate Governance.

The following table contains information with respect to our directors and executive officers. To the best of our knowledge, none of our directors or executive officers have an arrangement or understanding with any other person pursuant to which he or she was selected as a director or officer. There are no family relationships between any of our directors or executive officers. Directors serve one year terms. Our executive officers are appointed by and serve at the pleasure of the board of directors.

Name	Current Age	Position
John X. Adiletta	68	Chairman of the Board of Directors, President, and Chief Executive Officer
Denis Salins	32	Chief Technology Officer
Lowell Holden	73	Chief Financial Officer and Director
Sean Carrick	48	Director

John X. Adiletta, Chairman, President and Chief Executive Officer - Mr. Adiletta has been the Chairman, President and Chief Executive Officer since November 2015. He is a consummate business executive with a dynamic career combining operational, financial, and sales management responsibilities within highly competitive organizations, industries, and markets. He has demonstrated expertise in implementing acquisition programs and strategies to support organizational growth. He also has extensive expertise in building, revitalizing, and optimizing a company’s organizational infrastructure, processes, measurement systems, and sales/marketing strategies to maximize results. Presently Mr. Adiletta serves as a Director of EMR Technology Solutions, Inc. (OTCQB: SKKY) and is the founder of PCS Management Group, a management advisory firm established in 1993. Mr. Adiletta has a BA degree from Clark University.

Denis Salins, Chief Technology Officer - Mr. Salins is the creative force behind the design and development of the EMR software. Mr. Salins has a deep knowledge of experts in the design, development and delivery of advanced computer concepts and technologies to meet business, clinical, and financial needs, while maintaining a competitive edge. Previously, he was the CIO of eQualITy Services where his proven leadership capabilities in managing IT operations, cutting costs, and providing workable strategies for maximum effectiveness were utilized. He has a demonstrated ability to motivate staff to maximize productivity and control costs through the most effective uses of manpower and available resources. Mr. Salins has a BS degree from Florida Atlantic University.

Lowell Holden, Chief Financial Officer and Director – Mr. Holden has been the Chief Financial Officer of the Company since September of 2016. Since 1983, Mr. Holden has owned and operated his own consulting firm, LS Enterprises, Inc., which provides business consulting, accounting and other services to businesses. Mr. Holden has a broad range of business experience including managing, securing financing, structuring of transactions, and is experienced and knowledgeable in managing relationships with customers, financing institutions and stockholders. Since July 2014, Mr. Holden has served as the Chief Financial Officer and a Director of Nascent Biotech, Inc. (OTCPink: NBIO), which is actively developing its primary asset Pritumumab for the treatment of brain cancer and pancreatic cancer. Presently Mr. Holden serves as the Chief Financial Officer of EMR Technology Solutions, Inc. (OTCQB: SKKY) and Chief Executive Officer and director of PTS, Inc. (OTCPink: PTSH). Mr. Holden also has a background in assisting companies in fulfilling their financial auditing and SEC reporting requirements. Mr. Lowell Holden has a BS degree from Iowa State University.

Sean Carrick – Director – Mr. Carrick brings to the Company a career that spans more than 25 years of experience building and leading successful medical device, pharmaceutical and biotech companies in large, mid-cap and venture-backed stages. Since July 2014, Mr. Carrick has served as the President and a Director of Nascent Biotech, Inc. (OTCPink: NBIO), which is actively developing its primary asset Pritumumab for the treatment of brain cancer and pancreatic cancer. Previously, Mr. Carrick served as President of Silver Star Mining Corporation from January 2013 to November 2013, where he was responsible for business management and strategic direction. Prior to Silverstar, Mr. Carrick served as Director of Sales, Southern US, from August 2010 through November 2012 at Maquet Medical Systems, and Florida Director of Sales at the Linvatec Division of Conmed Corporation from December 2007 through July 2010. Mr. Carrick holds a BS Degree in Economics and Business Administration from Duquesne University and strategic leadership and management certificates from the Cogency Group, Eckerd College, and Maquet Medical Systems.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, any criminal proceedings and any judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past five years.

The Board of Directors acts as the Audit Committee and the Board of Directors has no separate committees. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. The Company intends to continue to search for a qualified individual for hire.

Code of Ethics

We have adopted a Code of Ethics which covers the Chief Executive Officer and Chief Financial Officer, which is administered and monitored by the Board of Directors as a whole.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules of the Securities and Exchange Commission (SEC) require our directors, executive officers and persons who own more than 10% of our common stock to file reports of their ownership and changes in ownership of our common stock with the SEC. Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we determined that no director, executive officer or beneficial owner of more than 10% of our common stock failed to file a report on a timely basis during the year ended December 31, 2016.

Item 11. Executive Compensation.

Executive Officer Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

John X. Adiletta	2015	—	—	2,500	—	—	—	—	2,500
Chief Executive Officer	2016	—	100,000	—	—	—	—	—	100,000

Denis Salins	2015	—	—	—	—	—	—	—	—
Chief Technology Officer	2016	—	—	—	—	—	—	—	—

Lowell Holden	2015	—	—	—	—	—	—	—	—
Chief Financial Officer	2016	—	100,000	—	—	—	—	—	100,000

Outstanding Equity Awards at the End of the Fiscal Year

No equity awards are outstanding as of December 31, 2016.

Director Compensation

None of the members of the Board of Directors of the Company were compensated for services in such capacity.

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plan. All decisions regarding compensation are determined by our Board of Directors.

Options and Stock Appreciation Rights

On January 30, 2016, the Board of Directors, with the approval of a majority of the shareholders of the Company, adopted the 2016 Equity Incentive Plan (the “Plan”) which will be administered by a committee appointed by the Board of Directors.

As of March 23, 2017, no options have been issued.

Payment of Post-Termination Compensation

We do not have change-in-control agreements with our director or executive officer, and we are not obligated to pay severance or other enhanced benefits to our executive officer upon termination of her employment.

Employment Agreements

Currently, the Company has no employment agreements.

Board of Directors

Our directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Our officers are elected by and serves at the discretion of the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners And Management.

As of March 23, 2017, our authorized capitalization was 70,000,000 shares of common stock $0.001 par value per share. As of the same date, there are 9,911,754 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to the stockholders.

The following table sets forth, as of March 23, 2017, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.

NAME OF OWNER	NUMBER OF COMMON SHARES OWNED	PERCENTAGE OF COMMON STOCK (1)

John X. Adiletta c/o EMR Technology Solutions, Inc. 90 Washington Valley Road Bedminster, NJ 07921	2,500,000	25.22%

Denis Salins c/o EMR Technology Solutions, Inc. 90 Washington Valley Road Bedminster, NJ 07921	250,000	2.52%

Lowell Holden c/o EMR Technology Solutions, Inc. 90 Washington Valley Road Bedminster, NJ 07921	0	0

Sean Carrick c/o EMR Technology Solutions, Inc. 90 Washington Valley Road Bedminster, NJ 07921	0	0
All Directors and Officers as a Group	2,750,000	27.74%
PTS, Inc. 28494 Westinghouse Place Suite 213 Valencia, CA 91355	3,629,754	36.62%
All 5% Shareholders as a Group	6,129,754	61.84%
All Directors, Officers and 5% Shareholders as a Group	6,379,754	64.37%

______________

(1)	Based on 9,911,754 shares of common stock outstanding as of March 23, 2017.
(2)	Beneficial ownership is determined in accordance with Rule 13d-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities.
(3)

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Description of Securities

Common Stock

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 70,000,000 shares of common stock, $0.001 par value per share (the “Common Stock”). As of March 23, 2017, 9,911,754 shares of Common Stock were issued and outstanding.

The holders of our Common Stock (i) have equal ratable rights to dividends from funds legally available therefore, when, as and if declared by our Board of Directors; (ii) are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs; (iii) do not have pre-emptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and (iv) are entitled to one non-cumulative vote per share on all matters on which shareholders may vote.

The shares of our Common Stock are not subject to any future call or assessment and all have equal voting rights. There are no special rights or restrictions of any nature attached to any of the shares of our Common Stock and they all rank at equal rate or “pari passu”, each with the other, as to all benefits, which might accrue to the holders of the shares of our Common Stock. All registered shareholders are entitled to receive a notice of any general annual meeting to be convened.

At any general meeting, subject to the restrictions on joint registered owners of shares of our Common Stock, on a showing of hands every shareholder who is present in person and entitled to vote has one vote, and on a poll every shareholder has one vote for each share of our Common Stock of which he is the registered owner and may exercise such vote either in person or by proxy. Holders of shares of our Common Stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in such event, the holders of the remaining shares will not be able to elect any of our directors.

Indemnification of Directors and Officers.

Our directors and officers are indemnified as provided by the Nevada Revised Statutes. We have agreed to indemnify each of our directors and certain officers against certain liabilities, including liabilities under the Securities Act. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the provisions described above, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than our payment of expenses incurred or paid by our director, officer or controlling person in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

We have been advised that in the opinion of the SEC indemnification for liabilities arising under the Securities Act is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities is asserted by one of our directors, officers, or controlling persons in connection with the securities being registered, we will, unless in the opinion of our legal counsel the matter has been settled by controlling precedent, submit the question of whether such indemnification is against public policy to a court of appropriate jurisdiction. We will then be governed by the court’s decision.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as set forth below, there have been no transactions involving the Company since the beginning of the last fiscal year, or any currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

On September 12, 2016, the Company paid a total of $200,000 in fees for services rendered, in the amount of $100,000 to John X. Adiletta and $100,000 to Lowell Holden, officers of the Company.

Item 14. Principal Accounting Fees and Service.

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm Liggett & Webb, P.A., Certified Public Accountants.

	2016	2015
Audit fees	$30,780	0
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accounting firm in connection with statutory and regulatory filings or engagements. Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees. Services provided by the audit firm are reviewed and approved by the audit committee prior to engagement of the audit firm.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning. All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for in the other categories.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

4.1	Convertible Promissory Note issued in favor of Dr. Joseph J. Memminger, III dated March 15, 2017.*

4.2	Convertible Promissory Note issued in favor of Dr. John Stagl dated February 24, 2017.*

10.1	Purchase Agreement by and among the Company, Empower Technologies, Inc. and Dr. John Stagl, effective January 1, 2017.*

10.2	Purchase Agreement by and among the Company, Digital Medical Solutions Inc. and Dr. Joseph J. Memminger, III, effective January 1, 2017.*

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMR Technology Solutions, Inc.

Date: March 23, 2017	By:	/s/ John X. Adiletta
	Name:	John X. Adiletta
	Title:	Chief Executive Officer
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John X. Adiletta	Chairman, Chief Executive Officer, President, Principal Executive Officer	March 23, 2017
John X. Adiletta

/s/ Lowell Holden	Director, Chief Financial Officer, Principal Financial Officer, Principal	March 23, 2017
Lowell Holden	Accounting Officer

/s/ Sean Carrick	Director	March 23, 2017
Sean Carrick

28

EMR TECHNOLOGY SOLUTIONS, INC.

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F -2	BALANCE SHEETS AS OF DECEMBER 31, 2016, (CONSOLIDATED) AND DECEMBER 31, 2015

PAGE	F-3	STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2016 (CONSOLIDATED) AND FOR THE PERIOD FROM NOVEMBER 3, 2015 (INCEPTION) TO DECEMBER 31, 2015

PAGE	F-4	STATEMENT OF CHANGES IN STOCKHOLDERERS’ EQUITY (DEFICIT) FOR THE YEAR ENDED DECEMBER 31, 2016 (CONSOLIDATED) AND FOR THE PERIOD FROM NOVEMBER 3, 2015 (INCEPTION) TO DECEMBER 31, 2015

PAGE	F-5	STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2016 (CONSOLIDATED) AND FOR THE PERIOD FROM NOVEMBER 3, 2015 (INCEPTION) TO DECEMBER 31, 2015

PAGES	F-6 - F-14	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

EMR Technology Solutions, Inc.

We have audited the accompanying balance sheets of EMR Technology Solutions, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 (consolidated) and December 31, 2015 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2016 (consolidated) and the period from November 3, 2015 (inception) to December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of EMR Technology Solutions, Inc. and Subsidiaries as of December 31, 2016 (consolidated) and December 31, 2015 and the results of its operations and its cash flows for the year ended December 31, 2016 (consolidated) and the period from November 3, 2015 (inception) to December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $2,189,927 and an accumulated deficit of $2,194,086. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LIGGETT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

March 23, 2017

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

BALANCE SHEETS AS OF

DECEMBER 31, 2016 AND DECEMBER 31, 2015

	December 31, 2016	December 31, 2015
	(Consolidated)
ASSETS
Current Assets:
Cash and cash equivalents	$42,186	$0
Accounts receivable, net	16,579	0
Total Current Assets	58,765	0

Property and equipment, net	818	0

Other Assets:
Software, net	1,025,169	0
Customer lists, net	327,596	0
Covenant not to compete, net	3,767	0
Total other assets	1,356,532	0

TOTAL ASSETS	$1,416,115	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$48,214	$0
Accrued expenses	34,687	0
Stockholder Loan	0	1,659
Total Current Liabilities	82,901	1,659

Promissory notes – non-current	700,000	0
TOTAL LIABILITIES	782,901	1,659

Commitments and Contingencies (See Note 5)

Stockholders’ Equity (Deficit):
Common Stock, 70,000,000 shares authorized, $.001 par value, 7,974,252 and 2,500,000 shares issued and outstanding in 2016 and 2015, respectively	7,974	2,500
Additional paid in capital	2,819,326	0
Accumulated deficit	(2,194,086)	(4,159)
Total stockholders’ equity (deficit)	633,214	(1,659)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,416,115	$0

The Notes to the Consolidated Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2016 AND FOR THE PERIOD

FROM NOVEMBER 3, 2015 (INCEPTION) TO DECEMBER 31, 2015

	For the Year ended December 31, 2016	For the period from November 3, 2015 to December 31, 2015
	(Consolidated)
Revenues
Service revenues	$20,488	$0
Contract revenues	37,705	0
Total revenues	58,193	0

Cost and expenses:
Officer Salaries	230,400	0
Selling, general and administrative expense	15,836	4,159
Cost of revenues	26,267	0
Professional fees	1,765,779	0
Amortization expense	120,902	0
Total operating expenses	2,159,184	4,159

Loss from operations	(2,100,991)	(4,159)

Other Income (Expense)
Loss on conversion of debt	(72,000)	0
Interest expense	(16,936)	0
Total other income (expense)	(88,936)	0

Loss before income taxes	(2,189,927)	(4,159)

Provision for income taxes	0	0

Net Loss	$(2,189,927)	$(4,159)

Basic and diluted net loss per common share	$(0.50)	$(0.00)

Basic and diluted Weighted Average Number of Common Shares	4,388,597	2,500,000

The Notes to the Consolidated Financial Statements are an integral part of these statements.

EMR TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2016 AND FOR THE PERIOD

FROM NOVEMBER 3, 2015 (INCEPTION) TO DECEMBER 31, 2015

					TOTAL
			ADDITIONAL		STOCKHOLDERS’
	COMMON STOCK		PAID IN	ACCUMULATED	EQUITY
	SHARES	PAR VALUE	CAPITAL	DEFICIT	(DEFICIT)

Balance at Inception	—	$—	$—	$—	$—

Issuance of Common Stock for services	2,500,000	2,500	—	—	2,500

Net Loss	—	—	—	(4,159)	(4,159)

Balance at December 31, 2015	2,500,000	$2,500	$—	$(4,159)	$(1,659)

Issuance of Common Stock for services	550,000	550	—	—	550

Issuance of Common Stock for cash	656,751	657	354,343	—	355,000

Issuance of Common Stock for cash	925,001	925	499,075	—	500,000

Issuance of Common Stock for acquisition FMS	50,000	50	27,200	—	27,250

Issuance of Common Stock for services	3,000,000	3,000	1,617,000	—	1,620,000

Issuance of Common Stock for partial conversion of convertible promissory note	200,000	200	271,800	—	272,000

Issuance of Common Stock for cash	92,500	92	49,908	—	50,000

Net Loss	—	—	—	(2,189,927)	(2,189,927)

Balance at December 31, 2016 (Consolidated)	7,974,252	$7,974	$2,819,326	$(2,194,086)	$633,214

The Notes to the Consolidated Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2016 AND FOR THE PERIOD

FROM NOVEMBER 3, 2015 (INCEPTION) TO DECEMBER 31, 2015

	For the Year ended December 31, 2016	For the period from November 3, 2015 to December 31, 2015
	(Consolidated)
Cash Flows From Operating Activities:
Net Loss	$(2,189,927)	$(4,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	1,620,550	2,500
Amortization	120,902	0
Depreciation	596	0
Loss on the conversion of convertible promissory note	72,000	0

Changes in operating assets and liabilities:
Accounts receivable	(1,781)	0
Accounts payable and accrued expenses	76,505	0
Net Cash Used in Operating Activities	(301,155)	(1,659)

Cash Flows From Investing Activities:
Payments for acquisitions, net of cash acquired	(560,000)	0
Net Cash Used in Investing Activities	(560,000)	0

Cash Flows From Financing Activities:
Proceeds from issuance stock	905,000	0
Proceeds (repayment) from shareholder loan	(1,659)	1,659
Net Cash Provided by Financing Activities	903,341	1,659

Net Change in Cash and cash equivalents	42,186	0
Cash and cash equivalents at Beginning of the Period	0	0
Cash and cash equivalents at End of the Period	$42,186	$0

Cash paid for interest	$0	$0
Cash paid for taxes	$0	$0

Non Cash Investing & Financing Activities:
Promissory note obligation incurred upon acquisition	$900,000	$0
Promissory note obligation converted to stock	$200,000	$0

The Notes to the Consolidated Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND DECEMBER 31, 2015

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

The Company is a Nevada corporation formed on November 3, 2015. It was formed as a holding company whose principal activities consists of acquiring electronic medical records companies. Its fiscal year end is December 31. To date, the Company has financed and acquired two electronic medical records companies and has two other non-binding letters of intent and the financing in place for same.

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include the allocation of purchase price to fair value of assets acquired and valuation of deferred taxes and stock-based compensation.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2016 and December 31, 2015, the Company had no cash equivalents.

(D) Principles of Consolidation

The 2016 consolidated financial statements include the operations of EMR Technology Solutions, Inc., its wholly owned subsidiaries First Medical Solutions Corporation (from September 23, 2016) and EMRgence, LLC (from September 26, 2016). The 2015 financial statements include the operations of EMR Technology Solutions, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

(E) Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The tax return for the years ended December 31,2016 and 2015 are subject to examination by the Internal Revenue Service.

(F) Furniture and Computer Equipment

Office Furniture and Computer Equipment are capitalized at cost, net of accumulated depreciation. Depreciation is calculated by using the straight-line method over the estimated useful lives of the assets, which is five to seven years for all categories. Repairs and maintenance are charged to expense as incurred. Expenditures for betterments and renewals are capitalized. The cost of computer equipment and the related accumulated depreciation are removed from the accounts upon retirement or disposal with any resulting gain or loss being recorded in operations.

Depreciation/
Amortization
Asset Category	Period
Furniture and fixtures	7 Years
Computer equipment	3 Years

Computer and equipment and website costs consisted of the following:

	December 31, 2016	December 31, 2015
Computer equipment	$12,758	$0
Furniture and Fixtures	1,254	0

Total	14,012	0
Accumulated depreciation	(13,194)	0
Balance	$818	$0

Depreciation expense for the year ended December 31, 2016 and for the period from November 3, 2015 to December 31, 2015 was $596 and $0, respectively.

(G) Amortization and Impairment of Long-Lived Assets

Amortization and Impairment of long-lived assets are non-cash expenses relating primarily to intangible assets. The Company accounts for long-lived assets in accordance with the provisions of FASB ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Software costs are amortized over three (3) years. Non-compete costs are amortized over three (3) years and Customer Lists are amortized over five (5) years. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2016, we have not recorded any impairments.

(H) Fair Value Measurements and Fair Value of Financial Instruments

The Company adopted FASB ASC Topic 820, Fair Value Measurements. ASC Topic 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The Company did not identify any assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with ASC Topic 820 (F).

(I) Advertising

Advertising costs are expensed as incurred. The Company did not incur any advertising expenses for the year ended December 31, 2016 and for the period from November 3,2015 to December 31, 2015.

(J) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(K) Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB ASC Topic. 605 “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. The Company derives revenue from the sale of hardware and software licenses when the products are installed and all required post implementation services are completed. The Company recognizes revenue from consulting services as the services are performed.

(L) Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees for services in accordance with ASC Topic 718. ASC Topic 718 requires the Company to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. The value of the portion of an employee award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC Topic 505-50, “Equity-Based Payments to Non-Employees”.

(M) Income Taxes

We use the asset and liability method to account for income taxes. Under this method, deferred income taxes are determined based on the differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements which will result in taxable or deductible amounts in future years and are measured using the currently enacted tax rates and laws. A valuation allowance is provided to reduce net deferred tax assets to the amount that, based on available evidence, is more likely than not to be realized.

The Company follows the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

(N) Basic and Diluted Net Loss Per Common Share

In accordance with ASC 260-10, “Earnings Per Share”, basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. As of December 31, 2016 and December 31, 2015, the Company has 233,333 and 0 shares of common stock issuable upon the conversion of notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the year ended December 31, 2016 and for the period from November 3,2015 to December 31, 2015.

(O) Recent Accounting Pronouncements

In February 2016, the FASB issued accounting standard update (“ASU”) No. 2016-02, “Leases (Topic 842)”, (“ASU 2016-02”). This ASU requires that an entity should recognize assets and liabilities for leases with a maximum possible term of more than 12 months. A lessee would recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the leased asset (the underlying asset) for the lease term. This guidance also provides accounting updates with respect to lessor accounting under a lease arrangement. This new lease guidance is effective for fiscal years beginning after December 15, 2019. Entities have the option of using either a full retrospective or a modified approach (cumulative effect adjustment in period of adoption) to adopt the new guidance. Early adoption is permitted for all entities. We are currently evaluating the impact of the adoption of this guidance in our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718)”, (“ASU 2016-09”). This guidance which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the full impact of the new standard.

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605 “Revenue Recognition,” and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35 “Revenue Recognition – Construction-Type and Production-Type Contracts.” The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU No. 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU No. 2014-09. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements to determine their impact, if any, on our financial statements.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss and used cash in operating activities for the year ended December 31, 2016 and for the period from November 3, 2015 to December 31, 2015. The Company also has an accumulated deficit at December 31, 2016. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital to sustain its current level of operations.

Management plans to continue raising additional capital through private placements and is exploring additional avenues for future fund-raising through both public and private sources.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – ACQUISITIONS

Effective September 23, 2016, EMR entered into a Stock Purchase Agreement (“SPA”) in which EMR purchased all the shares of First Medical Solutions, Inc., a Florida corporation (“FMS”) from Denis Salins, the sole shareholder of FMS. Pursuant to the SPA, EMR acquired FMS whereby FMS became a wholly owned subsidiary of EMR. FMS has developed a proprietary and fully integrated software program for the healthcare industry, targeting the ambulatory care market for electronic medical records. The purchase price was nine hundred seventy-seven thousand two hundred and fifty dollars ($977,250) of which two hundred fifty thousand dollars ($250,000) was paid in cash at close, twenty-seven thousand two hundred and fifty dollars ($27,250) was paid in the form of fifty thousand (50,000) shares of EMR’s common stock, and EMR issued a three (3) year convertible promissory note (“FMS Note”) for seven hundred thousand dollars ($700,000).

Effective September 26, 2016, EMR entered into a Purchase Agreement (“PA”) in which EMR purchased all the membership interests of EMRgence, LLC. (“EMRG”), a Florida limited liability corporation, from Susan Turcotte, the sole member of EMRG. Pursuant to the PA, EMR acquired EMRG whereby EMRG became a wholly owned subsidiary of EMR. EMRG has developed a proprietary software program for the healthcare industry, targeting the vascular care market for electronic medical records. The purchase price was five hundred thousand dollars ($500,000) of which three hundred thousand dollars ($300,000) was paid in cash at close and EMR issued a three (3) year convertible promissory note (“EMRG Note”) for two hundred thousand dollars ($200,000). On November 7, 2016, an additional purchase price payment of $11,907 was paid to Susan Turcotte for net revenues earned for the period from September 1, 2016 through September 25, 2016.

The agreements resulted in the purchase of 100% of the outstanding shares of EMG and FMS.

The acquisition date estimated fair value of the consideration transferred consisted of the following:

Tangible assets acquired	$18,119
Liabilities assumed	(6,395)
Net tangible assets	11,724

Non-compete agreements	4,121
Customer list	346,018
Software	1,127,294
Total purchase price	$1,489,157

As of December 31, 2016, the Company has recorded an estimated fair value of the intangible assets of FMS and EMRG based on a preliminary purchase price allocation prepared by management. As a result, during the preliminary purchase price allocation period, which may be up to one year from the business combination date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. After the preliminary purchase price allocation period, we record adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in our operating results in the period in which the adjustments were determined.

Pro-forma Financial Information

The following unaudited pro-forma information presents the combined results of operations for the periods as if the merger with FMS and EMRgence had been completed on January 1, 2016 and January 1, 2015.

	For the Year Ended December 31, 2016	For the Period January 1, 2015 to December 31, 2015

Revenue	$424,088	$265,923
Total expenses	2,573,127	2,420,666
Net loss	$(2,149,039)	$(2,154,743)
Net loss per common share, basic and diluted	$(0.49)	$(0.00)

NOTE 4 – PROMISSORY NOTES

The $700,000 FMS Note has an interest rate of ten percent (10%) per annum for a period of two (2) years and fully amortizes during the third (3rd) year. The note is secured by an escrowed copy of the software source code. The note can be converted at any time, at the option of the holder, into shares of the Company’s stock at a conversion price of $3 per share. On October 31, 2016, the holder of the FMS Note converted $200,000 of the note for 200,000 shares of common stock. The Company has recorded a loss on conversion of debt of $72,000.

The Company issued a three (3) year convertible promissory note (the “EMRG Note”) for two hundred thousand dollars ($200,000). The EMRG Note has an interest rate of six percent (6%) per annum for a period of two (2) years and fully amortizes during the third (3rd) year. The note is secured with a pledge of forty percent (40%) of the membership interests acquired. The note can be converted at any time, at the option of the holder, into shares of the Company’s stock at a conversion price of $3 per share.

Maturities of Long-Term Obligations for Five Years and Beyond

The minimum annual principal payments of notes payable at December 31, 2016 were:

2017	$0
2018	0
2019	700,000
Total minimum principal payments	$700,000

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company leases office space on a month to month basis. Rent expense for the year ended December 31, 2016 and for the period from November 3, 2015 to December 31, 2015 was $414 and $138 respectively.

On December 15, 2016, the Company entered into a one year lease for office space, effective January 15, 2017 for a monthly rent of $1,016 per month. The minimum annual lease payments at December 31, 2016 were $12,192. The lease expires January 15, 2018.

The minimum annual lease payments at December 31, 2016 were:

2017	$11,684
2018	508
Total minimum lease payments	$12,192

NOTE 6 – STOCKHOLDERS’ EQUITY

(A) - Stock issued for cash

Effective August 23, 2016, the Company entered into an Investor Stock Subscription Agreement (“Agreement”) with an investor to purchased three million seven hundred thousand (3,700,000) shares of the Company’s common stock for two million dollars ($2,000,000) in tranches based on certain milestone events. On August 23, 2016, the Investor purchased 656,751 shares of common stock for $355,000. On September 22, 2016, the Investor purchased 925,001 shares of common stock for $500,000 that was used to close two acquisitions. .. On December 29, 2016, the Investor purchased 92,500 shares of common stock for $50,000 that was used for working capital. The remaining investments are subject to the company reaching certain milestones under the agreement.

(B) - Stock issued for Services

On November 3, 2015, the Company issued 2,500,000 shares of stock with a fair value of $2,500 to its founder.

On January 6, 2016, the Company issued 550,000 shares of stock to eight individuals for services with a fair value of $550.

On August 22, 2016, the Company issued 3,000,000 shares of Common Stock for services with a fair value of $1,620,000 based on recent cash sales.

(C) - Stock issued for Acquisitions

On September 23, 2016, the Company issued 50,000 shares of common stock as partial consideration of the acquisition of First Medical Solutions, Inc. with a fair value of $27,250 based on recent cash sales prices.

(D) - Equity Incentive Plan

On January 30, 2016, the Board of Directors, with the approval of a majority of the shareholders of the Company, adopted the 2016 Equity Incentive Plan (the “Plan”) which will be administered by a committee appointed by the Board.

The Company, under its 2016 Plan, issues options to various officers, directors and consultants. The options vest in equal annual installments over a five-year period. All of the options are exercisable at a purchase price based on the last price of the Company’s common stock on the date of grant and have a term of 10 years.

As of December 31, 2016, no options had been granted or were outstanding.

(E) – Stock Issued for Conversion of Convertible Promissory Note

On October 31, 2016, the holder of the FMS Note converted $200,000 of the note for 200,000 shares of common stock. The Company has recorded a loss on conversion of debt of $72,000.

NOTE 7 - RELATED PARTY TRANSACTIONS

On November 3, 2015, the Company issued 2,500,000 shares of stock with a fair value of $2,500 to its founder.

During 2015, a stockholder loaned the Company $1,659. The amounts were due on demand, interest free and unsecured. During 2016, the loan was paid in full.

On September 12, 2016, the Company paid $200,000 in bonuses to the Chief Executive Officer and Chief Financial Officer with whom the Company does not have employment agreements.

NOTE 8 – INCOME TAXES

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes, (computed by applying the United States Federal tax rate of 34% to loss before taxes), as follows:

The tax effects of the temporary differences between reportable financial statement income (loss) and taxable income (loss) are recognized as deferred tax assets and liabilities.

	For the Year Ended December 31, 2016	For the Period from November 3, 2015 to December 31, 2015

Tax expense (benefit) at the statutory rate	$(703,624)	$(1,336)
State income taxes (benefit), net of federal income tax benefit	(120,446)	(229)
Non-deductible expenses	637,419	941
Change in valuation allowance	186,651	624
Total	$—	$—

The tax effect of significant components of the Company’s deferred tax assets and liabilities at December 31, 2016 and December 31, 2015, are as follows:

	For the Year Ended December 31, 2016	For the Period from November 3, 2015 to December 31, 2015
Deferred tax assets:

Net operating loss carryforward	$141,780	$624
Intangible assets	45,495	0
Total gross deferred tax assets	187,275	624
Less: Deferred tax asset valuation allowance	(187,275)	(624)
Total net deferred tax assets	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Because of the historical earnings history of the Company, the net deferred tax assets for 2016 and 2015 were fully offset by a 100% valuation allowance.

The 2016 and 2015 tax returns remain subject to audit by various Federal and State taxing authorities.

The Company has approximately $376,700 of loss carryforwards that expire beginning in 2035.

NOTE 9 – SUBSEQUENT EVENTS

Effective January 1, 2017 (the “Effective Date”), EMR Technologies Solutions, Inc., a Nevada corporation (the “Company”) entered into a Purchase Agreement (“Agreement”) by and among Empower Technologies, Inc., a Nevada corporation (“ETI”), and its sole shareholder Dr. John F. Stagl (the “Seller” and together with ETI and the Company, the “Parties”). Pursuant to the Agreement, the Company purchased all of the Capital Stock (as defined in the Agreement) of ETI from the Seller (the “ETI Shares”) in exchange for $500,000, subject to certain post-closing adjustments for working capital and deferred revenue, consisting of (a) $300,000 in cash, and (b) a Convertible Promissory Note (the “Note”) issued in favor of the Seller in the principal amount of $200,000 payable over a 36 month period, with 6% annual interest, convertible into common stock of the Company at a price of $3.00 per share (the “Purchase Price”). On January 16, 2017, accordance with the terms and conditions of the Agreement, ETI became a wholly owned subsidiary of the Company (the “Closing Date”).

On the Closing Date, in connection with the Purchase Agreement, the Parties entered into a Non-Competition and Non-Disclosure Agreement (the “Non-Compete Agreement”). Pursuant to the Non-Compete Agreement, for a period of three years from the Closing Date, the Seller shall not, either for himself or through any other person, firm, corporation or other entity, directly or indirectly, engage in the same or similar business as ETI as an owner, employee, agent or partner or serve in an executive or other employment position with any other entity which operates a business that develops, sells or distributes services or software for electronic medical records within a 100 mile radius of any location where ETI has sold or distributed services or software for electronic medical records.

On January 13, 2017, the Investor purchased 550,001 shares of common stock for $300,000 that was used to close the acquisition.

Effective February 27, 2017, in accordance with the terms of the Agreement, there were post-closing adjustments of $4,607 for working capital and $50,000 for deferred revenue in favor of the Company.

Effective January 1, 2017 (the “Effective Date”), EMR Technologies, Inc., a Nevada corporation (the “Company”) entered into a Purchase Agreement (“Agreement”) by and among Digital Medical Solutions, Inc., a Florida corporation (“DMSI”), and its sole shareholder Dr. Joseph J. Memminger III (the “Seller” and together with DMSI and the Company, the “Parties”). Pursuant to the Agreement, the Company purchased all of the Capital Stock (as defined in the Agreement) of DMSI from the Seller (the “DMSI Shares”) in exchange for (i) $1,000,000, subject to certain post-closing adjustments for working capital and earnings before interest, taxes, depreciation, and amortization, consisting of (a) $750,000 in cash, and (b) a Convertible Promissory Note (the “Note”) issued in favor of the Seller in the principal amount of $250,000 payable over a 36 month period, with 6% annual interest, convertible into common stock of the Company at a price of $3.00 per share (the “Purchase Price”). On March 15, 2017, accordance with the terms and conditions of the Agreement, DMSI became a wholly owned subsidiary of the Company (the “Closing Date”).

On the Closing Date, in connection with the Purchase Agreement, the Parties entered into a Non-Competition and Non-Disclosure Agreement (the “Non-Compete Agreement”). Pursuant to the Non-Compete Agreement, for a period of three years from the Closing Date, the Seller shall not, either for himself or through any other person, firm, corporation or other entity, directly or indirectly, engage in the same or similar business as DMSI as an owner, employee, agent or partner or serve in an executive or other employment position with any other entity which operates a business that develops, sells or distributes services or software for electronic medical records within a 100 mile radius of any location where DMSI has sold or distributed services or software for electronic medical records.

On March 20, 2017, the Investor purchased 1,387,501 shares of common stock for $750,000 that was used to close the acquisition.