Form 10-Q
period 2017-03-31
EMR Technology Solutions, Inc.
filed 2017-05-17
CIK 1687999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:
March 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-55715

EMR TECHNOLOGY SOLUTIONS INC.

(Exact name of registrant as specified in its charter)

Nevada	47-5482792
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

90 Washington Valley Road

Bedminster, NJ 07921

 (Address of principal executive offices)

(908) 997-0617

 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 16 2017, there were 9,911,754 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

 AS OF MARCH 31, 2017 AND DECEMBER 31, 2016

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$110,636	$42,186
Accounts receivable, net	170,790	16,579
Total Current Assets	281,426	58,765

Property and equipment, net	642	818

Other Assets:
Security Deposit	1,450	0
Software, net	1,383,162	1,025,169
Customer lists, net	1,083,614	327,596
Covenant not to compete, net	36,522	3,767
Total other assets	2,504,748	1,356,532

TOTAL ASSETS	$2,786,816	$1,416,115

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$53,121	$48,214
Accrued expenses	135,400	34,687
Deferred revenue	60,198	0
Promissory notes – current portion	112,500	0
Total Current Liabilities	361,219	82,901

Promissory note – related party	500,000	500,000
Promissory notes – non-current	487,500	200,000
TOTAL LIABILITIES	1,348,719	782,901

Commitments and Contingencies (See Note 5)

Stockholders’ Equity:
Common Stock, 70,000,000 shares authorized, $.001 par value, 9,911,754 and 7,974,252 shares issued and outstanding in 2017 and 2016, respectively	9,912	7,974
Additional paid in capital	3,867,388	2,819,326
Accumulated deficit	(2,439,203)	(2,194,086)
Total stockholders’ equity	1,438,097	633,214

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,786,816	$1,416,115

The Notes to the Condensed Consolidated Unaudited Financial Statements are an integral part of these statements

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 (CONSOLIDATED) AND MARCH  31, 2016

(UNAUDITED)

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
	(Consolidated)
Revenues
Service revenues	$74,655	$0
Contract revenues	42,046	0
Total revenues	116,701	0

Cost and expenses:		0
Cost of revenues	26,728
Selling, general and administrative expense	146,846	550
Amortization expense	166,600	0
Total operating expenses	340,174	550

Loss from operations	(223,473)	(550)

Other Income (Expense)
Interest expense (net)	(21,644)	0
Total other income (expense)	(21,644)	0

Loss before income taxes	(245,117)	(550)

Provision for income taxes	0	0

Net Loss	$(245,117)	$(550)

Basic and diluted net loss per common share	$(0.03)	$(0.00)

Basic and diluted Weighted Average Number of Common Shares	8,614,393	3,019,444

The Notes to the Condensed Consolidated Unaudited Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 (CONSOLIDATED) AND 2016

(UNAUDITED)

	For the Three Months ended March 31, 2017	For the Three Months ended March 31, 2016
	(Consolidated)
Cash Flows From Operating Activities:
Net Loss	$(245,117)	$(550)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock issued for services	0	550
Amortization	166,600	0
Depreciation	176	0

Changes in operating assets and liabilities:
Accounts receivable	123,117	0
Accounts payable and accrued expenses	17,377	0
Deferred revenue	(7,487)	0
Other assets	(1,450)	0
Net Cash Provided by Operating Activities	53,216	0

Cash Flows From Investing Activities:
Cash acquired in acquisition	10,586	0
Payments for acquisitions	(1,045,352)	0
Net Cash Used in Investing Activities	(1,034,766)	0

Cash Flows From Financing Activities:
Proceeds from issuance stock	1,050,000	0
Net Cash Provided by Financing Activities	1,050,000	0

Net Change in Cash and cash equivalents	68,450	0
Cash and cash equivalents at Beginning of the Period	42,186	0
Cash and cash equivalents at End of the Period	$110,636	$0

Cash paid for interest	$38,494	$0
Cash paid for taxes	$0	$0

Non Cash Investing & Financing Activities:
Promissory note obligation incurred upon acquisition	$400,000	$0

The Notes to the Condensed Consolidated Unaudited Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

The Company is a Nevada corporation formed on November 3, 2015. It was formed as a holding company whose principal activities consists of acquiring healthcare technology companies. Its fiscal year end is December 31. To date, the Company has financed and acquired four electronic medical records companies.

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include the allocation of purchase price to fair value of assets acquired, valuation of deferred taxes, allowance for bad debt, useful lives of intangible assets, and stock-based compensation.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2017 and December 31, 2016, the Company had no cash equivalents.

(D) Principles of Consolidation

The 2017 consolidated financial statements include the operations of EMR Technology Solutions, Inc. (“EMR”), its wholly owned subsidiaries First Medical Solutions Corporation (from September 23, 2016) (“FMS”), EMRgence, LLC (from September 26, 2016) (”EMRG”), Empower Technologies, Inc. (from January 16, 2017) (“ETI”), and Digital Medical Solutions, Inc. (from March 15, 2017) (“DMSI”). The 2016 financial statements include the operations of EMR. All significant intercompany accounts and transactions have been eliminated in consolidation.

(E) Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The tax return for the years ended December 31, 2016 and 2015 are subject to examination by the Internal Revenue Service.

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

Asset Category	Period
Furniture and fixtures	7 Years
Computer equipment	3 Years

(G) Amortization and Impairment of Long-Lived Assets

Amortization and Impairment of long-lived assets are non-cash expenses relating primarily to intangible assets. The Company accounts for long-lived assets in accordance with the provisions of FASB ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Software costs are amortized over three (3) years. Non-compete costs are amortized over three (3) years and Customer Lists are amortized over three (3) years. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of March 31, 2017, we have not recorded any impairments.

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

(I) Advertising

Advertising costs are expensed as incurred. The Company did not incur any advertising expenses for the three months ended March 31, 2017 or for the three months ended March 31, 2016.

(J) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(K) Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB ASC Topic. 605 “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. The Company derives revenue from the sale of hardware and software licenses when the products are installed and all required post implementation services are completed. The Company recognizes revenue from consulting services as the services are performed.  The income statements break out revenue by contract and services revenues.  Contract revenues are recurring revenues for the software license, support and maintenance.  Service revenues are one-time revenues generated from customer requests for non-contract services.

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

(M) Cost of Revenue

Cost of revenue consists primarily of sub-contractor costs related to personnel who provide services to our customers, co-location costs, and other direct costs related to our services. Costs associated with the implementation of new customers are expensed as incurred.

(N) Basic and Diluted Net Loss Per Common Share

In accordance with ASC 260-10, “Earnings Per Share”, basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. As of March 31, 2017 and March 31, 2016, the Company has 366,667 and -0- shares of common stock issuable upon the conversion of notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive.

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

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss for the three months ended March 31, 2017. The Company also has a working capital deficit and an accumulated deficit at March 31, 2017. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital to sustain its current level of operations.

Management plans to continue raising additional capital through private placements and is exploring additional avenues for future fund-raising through both public and private sources.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Effective September 26, 2016, EMR entered into a Purchase Agreement (“PA”) in which EMR purchased all the membership interests of EMRgence, LLC. (“EMRG”), a Florida limited liability corporation, from Susan Turcotte, the sole member of EMRG. Pursuant to the PA, EMR acquired EMRG whereby EMRG became a wholly owned subsidiary of EMR. EMRG has developed a proprietary software program for the healthcare industry, targeting the vascular care market for electronic medical records. The purchase price was five hundred thousand dollars ($500,000) of which three hundred thousand dollars ($300,000) was paid in cash at close and EMR issued a three (3) year convertible promissory note (“EMRG Note”) for one hundred and fifty thousand dollars ($150,000).  On November 7, 2016, an additional purchase price payment of $11,907 was paid to Susan Turcotte for net revenues earned for the period from September 1, 2016 through September 25, 2016.

Effective January 1, 2017 (the “Effective Date”), EMR Technologies, Inc., a Nevada corporation (the “Company”) entered into a Purchase Agreement (“Agreement”) by and among Empower Technologies, Inc., a Nevada corporation (“ETI”), and its sole shareholder Dr. John F. Stagl (the “Seller” and together with ETI and the Company, the “Parties”).  Pursuant to the Agreement, the Company purchased all of the Capital Stock (as defined in the Agreement) of ETI from the Seller (the “ETI Shares”) in exchange for (i) $500,000, subject to certain post-closing adjustments for working capital and deferred revenue, consisting of (a) $300,000 in cash, and (b) a Convertible Promissory Note (the “Note”) issued in favor of the Seller in the principal amount of $150,000 payable over a 36 month period, with 6% annual interest, convertible into common stock of the Company at a price of $3.00 per share (the “Purchase Price”). On January 16, 2017, in accordance with the terms and conditions of the Agreement, ETI became a wholly owned subsidiary of the Company (the “Closing Date”). The post-closing adjustments referenced above consisted of $4,648 reduction in cash at closing for working capital and a reduction of the convertible promissory note of $50,000 for deferred revenue.

The acquisition date estimated fair value of the consideration transferred consisted of the following:

Tangible assets acquired	$(416)
Liabilities assumed	(72,501)
Net tangible assets	(72,917)
Non-compete agreements	36,109
Customer list	482,160
Total purchase price	$445,352

Effective January 1, 2017 (the “Effective Date”), EMR Technologies, Inc., a Nevada corporation (the “Company”) entered into a Purchase Agreement (“Agreement”) by and among Digital Medical Solutions, Inc., a Florida corporation (“DMSI”), and its sole shareholder Dr. Joseph J. Memminger III (the “Seller” and together with DMSI and the Company, the “Parties”).  Pursuant to the Agreement, the Company purchased all of the Capital Stock (as defined in the Agreement) of DMSI from the Seller (the “DMSI Shares”) in exchange for (i) $1,000,000, subject to certain post-closing adjustments for working capital and earnings before interest, taxes, depreciation, and amortization, consisting of (a) $750,000 in cash, and (b) a Convertible Promissory Note (the “Note”) issued in favor of the Seller in the principal amount of $250,000 payable over a 36 month period, with 6% annual interest, convertible into common stock of the Company at a price of $3.00 per share (the “Purchase Price”). On March 15, 2017, in accordance with the terms and conditions of the Agreement, DMSI became a wholly owned subsidiary of the Company (the “Closing Date”).

The acquisition date estimated fair value of the consideration transferred consisted of the following:

Tangible assets acquired	$288,331
Liabilities assumed	(80,219)
Net tangible assets	208,112
Customer list	341,888
Software	450,000
Total purchase price	$1,000,000

The agreements resulted in the purchase of 100% of the outstanding shares of FMS, EMRG, ETI, and DMSI.

As of March 31, 2017, the Company has recorded an estimated fair value of the intangible assets of FMS, EMRG, ETI, and DMSI based on a preliminary purchase price allocation prepared by management.  As a result, during the preliminary purchase price allocation period, which may be up to one year from the business combination date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. After the preliminary purchase price allocation period, we record adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in our operating results in the period in which the adjustments were determined

Pro-forma Financial Information

The following unaudited pro-forma information presents the combined results of operations for the periods as if the acquisition of DMSI had been completed on January 1, 2017 and 2016.

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016

Revenue	$320,499	$177,441
Total expenses	367,460	152,476
Net income (loss)	$(46,961)	$24,965
Net income (loss) per common share, basic and diluted	$(0.01)	$0.01

 NOTE 4 – PROMISSORY NOTES

The $700,000 FMS Unsecured Note has an interest rate of ten percent (10%) per annum for a period of two (2) years and fully amortizes during the third (3rd) year. The note is secured by an escrowed copy of the software source code. The note can be converted at any time, at the option of the holder, into shares of the Company’s stock at a conversion price of $3 per share.  On October 31, 2016, the holder of the FMS Note converted $200,000 of the note for 200,000 shares of common stock.  The Company has recorded a loss on conversion of debt of $72,000.

The Company issued a three (3) year unsecured convertible promissory note (the “EMRG Note”) for two hundred thousand dollars ($200,000). The EMRG Note has an interest rate of six percent (6%) per annum for a period of two (2) years and fully amortizes during the third (3rd) year. The note is secured with a pledge of forty percent (40%) of the membership interests acquired. The note can be converted at any time, at the option of the holder, into shares of the Company’s stock at a conversion price of $3 per share.

The Company issued a three (3) year unsecured convertible promissory note (the “ETI Note”) for one hundred fifty thousand dollars ($150,000). The ETI Note has an interest rate of six percent (6%) per annum for a period of two (2) years and fully amortizes during the third (3rd) year.  The note can be converted at any time, at the option of the holder, into shares of the Company’s stock at a conversion price of $3 per share.

The Company issued a three (3) year unsecured convertible promissory note (the “DMSI Note”) for two hundred fifty thousand dollars ($250,000). The DMSI Note has an interest rate of six percent (6%) per annum for a period of two (2) years and fully amortizes during the third (3rd) year.  The note can be converted at any time, at the option of the holder, into shares of the Company’s stock at a conversion price of $3 per share.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company leases office space on a month to month basis. Rent expense for the three months ended March 31, 2017 and for the three months ended March 31, 2016 was $2,585 and $0 respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY

(A) Stock issued for cash

Effective August 23, 2016, the Company entered into an Investor Stock Subscription Agreement (“Agreement”) with an investor to purchased three million seven hundred thousand (3,700,000) shares of the Company’s common stock for two million dollars ($2,000,000) in tranches based on certain milestone events. On August 23, 2016, the investor purchased 656,751 shares of common stock for $355,000. On September 22, 2016, the Investor purchased 925,001 shares of common stock for $500,000 that was used to close two acquisitions. On December 29, 2016, the Investor purchased 92,500 shares of common stock for $50,000 that was used for working capital. On January 13, 2017, the Investor purchased 550,001 shares of common stock for $300,000 that was used to close an acquisition. On March 17, 2017, the Investor purchased 1,387,501 shares of common stock for $750,000 that was used to close an acquisition. The remaining investments are subject to the company reaching certain milestones under the agreement.

(B) Stock issued for Services

On January 6, 2016, the Company issued 550,000 shares of stock to eight individuals for services with a fair value of $550.

On August 22, 2016, the Company issued 3,000,000 shares of Common Stock for services with a fair value of $1,620,000 based on recent cash sales.

(C) Stock issued for Acquisitions

On September 23, 2016, the Company issued 50,000 shares of common stock as partial consideration of the acquisition of FMS with a fair value of $27,250 based on recent cash sales prices.

(D) Equity Incentive Plan

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

As of March 31, 2017, no options had been granted or were outstanding.

(E) Stock Issued for Conversion of Convertible Promissory Note

On October 31, 2016, the holder of the FMS Note converted $200,000 of the note for 200,000 shares of common stock.  The Company has recorded a loss on conversion of debt of $72,000.

NOTE 7 – RELATED PARTY TRANSACTIONS

On September 12, 2016, the Company paid $200,000 in bonuses to the Chief Executive Officer and Chief Financial Officer with whom the Company does not have employment agreements.

On September 23, 2016, the Company issued a $700,000 Convertible Promissory Note to the Chief Technology Officer in conjunction with the acquisition of FMS.  On October 31, 2016, $200,000 of the note was converted to 200,000 shares of the Company’s common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenues

Revenues of $116,701 for the three months ended March 31, 2017, increased by $116,701 over revenues of $0 for the three months ended March 31, 2016. This was attributable to the acquisitions of EMRG in September 2016, ETI in January 2017, and DMSI in March 2017.

Cost of Revenues

Cost of revenues of $26,728 for the three months ended March 31, 2017, increased by $26,728 over cost of revenues of $0 for the three months ended March 31, 2016. This was attributable to the acquisitions of EMRG in September 2016, ETI in January 2017, and DMSI in March 2017.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses of $146,846 for the three months ended March 31, 2017, increased by $146,296 over the selling, general and administrative expenses of $550 for the three months ended March 31, 2016. The primary increases were in payroll and payroll taxes of $73,786, accounting/audit fees of $28,809, and professional fees of $15,000.  These were attributable to the acquisitions of EMRG in September 2016, ETI in January 2017, and DMSI in March 2017.

Amortization Expense

Amortization expense of $166,600 for the three months ended March 31, 2017, increased by $166,600 over amortization expense of $0 for the three months ended March 31, 2016. This was attributable to the acquisitions of FMS in September 2016, EMRG in September 2016, ETI in January 2017, and DMSI in March 2017.

Other Income (Expense)

Other Income (Expense) of $21,644 for the three months ended March 31, 2017, increased by $21,644 over other expense of $0 for the period ended March 31, 2016.  This was an increase in interest expense over the same period in 2016.This was attributable to the seller notes issued for acquisitions of FMS in September 2016, EMRG in September 2016, ETI in January 2017, and DMSI in March 2017.

Net Loss

Net Loss of $245,117 for the three months ended March 31, 2017, increased by $244,567 over Net Loss of $550 for the three months ended March 31, 2016. This increase was primarily due to the increase in Revenues and offset by the increases in, Cost of Goods Sold, SG&A Expenses, Depreciation, Amortization, and Other Expense described above.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2017 compared to December 31, 2016.

	March 31, 2017	December 31, 2016
Current Assets	$281,426	$58,765

Current Liabilities	$361,219	$82,901

Working Capital (Deficit)	$(79,793)	$(24,136)

At March 31, 2017, we had a working capital deficit of ($79,793) as compared to working capital deficit of ($24,136) at December 31, 2016, an increase in working capital deficit of $55,657.

Growth Strategy

Our growth strategy involves three primary approaches: acquiring electronic medical record companies and then migrating the customers of those companies to our solutions, selling our solutions directly to healthcare providers practicing in ambulatory settings, and acquiring providers of other healthcare technology services such as third party insurance administrators and revenue cycle management companies. We intend to distribute our solutions through our websites, endorsements from medical groups and associations, and referrals from existing clients.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 23, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than the information previously reported in a Current Report on Form 8-K, there were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2017.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMR TECHNOLOGY SOLUTIONS, INC.

Date: May 16, 2017	By:	/s/ John X. Adiletta
	Name:	John X. Adiletta
	Title:	Chief Executive Officer
(Principal Executive Officer)