Form 10-Q
period 2017-06-30
EMR Technology Solutions, Inc.
filed 2017-08-03
CIK 1687999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:
June 30, 2017

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

Yes ☐ No ☒

As of August 3, 2017, there were 9,911,755 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2017 AND DECEMBER 31, 2016

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,410	$42,186
Accounts receivable, net	135,477	16,579
Total Current Assets	142,887	58,765

Property and equipment, net	195	818

Other Assets:
Security Deposit	1,450	0
Software, net	1,251,720	1,025,169
Customer lists, net	1,016,510	327,596
Covenant not to compete, net	33,170	3,767
Total other assets	2,302,850	1,356,532

TOTAL ASSETS	$2,445,932	$1,416,115

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$61,664	$48,214
Accrued expenses	128,060	34,687
Deferred revenue	70,314	0
Promissory notes – current portion	168,750	0
Total Current Liabilities	428,788	82,901

Promissory note – related party	500,000	500,000
Promissory notes – non-current	431,250	200,000
TOTAL LIABILITIES	1,360,038	782,901

Commitments and Contingencies (See Note 5)

Stockholders’ Equity:
Common Stock, 70,000,000 shares authorized, $.001 par value, 9,911,755 and 7,974,252 shares issued and outstanding in 2017 and 2016, respectively	9,912	7,974
Additional paid in capital	3,867,388	2,819,326
Accumulated deficit	(2,791,406)	(2,194,086)
Total stockholders’ equity	1,085,894	633,214

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,445,932	$1,416,115

The Notes to the Condensed Consolidated Unaudited Financial Statements are an integral part of these statements

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 (CONSOLIDATED) AND JUNE 30, 2016

(UNAUDITED)

	Three Months Ending June 30,		Six Months Ending June 30,
	2017	2016	2017	2016
	CONSOLIDATED		CONSOLIDATED
Revenues:
Service revenues	$42,935	$0	$117,590	$0
Contract revenues	127,120	0	169,166	0
Total revenues	170,055	0	286,756	0

Costs and expenses:
Cost of revenues	28,099	0	54,827	0
Selling, general, and administrative expense	251,500	1,075	398,346	1,625
Amortization expense	221,162	0	387,762	0
Total operating expenses	500,761	1,075	840,935	1,625

Loss from operations	(330,706)	(1,075)	(554,179)	(1,625)

Other Income (Expense)
Interest expense (net)	(21,497)	0	(43,141)	0
Total other income (expense)	(21,497)	0	(43,141)	0

Loss before income taxes	(352,203)	(1,075)	(597,320)	(1,625)

Provision for income taxes	0	0	0	0

Net Loss	$(352,203)	$(1,075)	$(597,320)	$(1,625)

Basic and diluted net loss per common share	$(0.04)	$(0.00)	$(0.06)	$(0.00)

Weighted Average Number of Common Shares	9,911,755	3,050,000	9,266,657	3,034,807

The Notes to the Condensed Consolidated Unaudited Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 (CONSOLIDATED) AND 2016

(UNAUDITED)

	For the Six Months ended June 30, 2017	For the Six Months ended June 30, 2016
	(Consolidated)
Cash Flows From Operating Activities:
Net Loss	$(597,320)	$(1,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	0	550
Amortization	387,762	0
Depreciation	623	0
Changes in operating assets and liabilities:
Accounts receivable	139,166	0
Accounts payable and accrued expenses	18,580	1,075
Deferred revenue	2,629	0
Other assets	(1,450)	0
Net Cash Used in Operating Activities	(50,010)	0

Cash Flows From Investing Activities:
Cash acquired in acquisition	10,586	0
Payments for acquisitions	(1,045,352)	0
Net Cash Used in Investing Activities	(1,034,766)	0

Cash Flows From Financing Activities:
Proceeds from issuance stock	1,050,000	0
Net Cash Provided by Financing Activities	1,050,000	0

Net Change in Cash and cash equivalents	(34,776)	0
Cash and cash equivalents at Beginning of the Period	42,186	0
Cash and cash equivalents at End of the Period	$7,410	$0

Cash paid for interest	$43,141	$0
Cash paid for taxes	$0	$0

Non-Cash Investing & Financing Activities:
Promissory note obligation incurred upon acquisition	$400,000	$0

The Notes to the Condensed Consolidated Unaudited Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2017 and December 31, 2016, the Company had no cash equivalents.

(D)	Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables, and changes in payment histories. Accounts receivable are written off when management determines the likelihood of collection is remote. Interest is not charged on accounts receivable that are past due. The Company recorded an allowance for doubtful accounts of $82,617 and $0 as of June 30, 2017 and December 31, 2016, respectively.

(E)	Principles of Consolidation

The 2017 consolidated financial statements include the operations of EMR Technology Solutions, Inc. (“EMR”), its wholly owned subsidiaries First Medical Solutions Corporation (from September 23, 2016) (“FMS”), EMRgence, LLC (from September 26, 2016) (“EMRG”), Empower Technologies, Inc. (from January 16, 2017) (“ETI”), and Digital Medical Solutions, Inc. (from March 15, 2017) (“DMSI”). The 2016 financial statements include the operations of EMR. All significant intercompany accounts and transactions have been eliminated in consolidation.

(F)	Income Taxes

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

(G)	Furniture and Computer Equipment

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

(H)	Amortization and Impairment of Long-Lived Assets

Amortization and Impairment of long-lived assets are non-cash expenses relating primarily to intangible assets. The Company accounts for long-lived assets in accordance with the provisions of FASB ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Software costs are amortized over three (3) years. Non-compete costs are amortized over three (3) years and Customer Lists are amortized over three (3) years. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of June 30, 2017, we have not recorded any impairments.

(I)	Fair Value Measurements and Fair Value of Financial Instruments

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

(J)	Advertising

Advertising costs are expensed as incurred. The Company did not incur any advertising expenses for the three months and six months ended June 30, 2017 or for the three and six months ended June 30, 2016.

(K)	Business Segments

The Company operates in one segment and therefore segment information is not presented.

(L)	Revenue Recognition

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

(M)	Stock-Based Compensation

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

(N)	Cost of Revenue

Cost of revenue consists primarily of sub-contractor costs related to personnel who provide services to our customers, co-location costs, and other direct costs related to our services. Costs associated with the implementation of new customers are expensed as incurred.

(O)	Basic and Diluted Net Loss Per Common Share

In accordance with ASC 260-10, “Earnings Per Share”, basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. As of June 30, 2017 and June 30, 2016, the Company has 366,667 and -0- shares of common stock issuable upon the conversion of notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive.

(P)	Recent Accounting Pronouncements

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

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss for the six months ended June 30, 2017. The Company also has a working capital deficit and an accumulated deficit at June 30, 2017. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital to sustain its current level of operations.

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

Effective January 1, 2017 (the “Effective Date”), EMR entered into a Purchase Agreement (“Agreement”) by and among Empower Technologies, Inc., a Nevada corporation (“ETI”), and its sole shareholder Dr. John F. Stagl (the “Seller” and together with ETI and the Company, the “Parties”). Pursuant to the Agreement, the Company purchased all of the Capital Stock (as defined in the Agreement) of ETI from the Seller (the “ETI Shares”) in exchange for (i) $500,000, subject to certain post-closing adjustments for working capital and deferred revenue, consisting of (a) $300,000 in cash, and (b) a Convertible Promissory Note (the “Note”) issued in favor of the Seller in the principal amount of $150,000 payable over a 36 month period, with 6% annual interest, convertible into common stock of the Company at a price of $3.00 per share (the “Purchase Price”). On January 16, 2017, in accordance with the terms and conditions of the Agreement, ETI became a wholly owned subsidiary of the Company (the “Closing Date”). The post-closing adjustments referenced above consisted of $4,648 reduction in cash at closing for working capital and a reduction of the convertible promissory note of $50,000 for deferred revenue.

The acquisition date estimated fair value of the consideration transferred consisted of the following:

Liabilities assumed	$(72,917)
Net tangible assets	(72,917)
Non-compete agreements	36,109
Customer list	482,160
Total purchase price	$445,352

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

The acquisition date estimated fair value of the consideration transferred consisted of the following:

Tangible assets acquired	$269,067
Liabilities assumed	(83,428)
Net tangible assets	185,639
Customer list	364,361
Software	450,000
Total purchase price	$1,000,000

The agreements resulted in the purchase of 100% of the outstanding shares of FMS, EMRG, ETI, and DMSI.

As of June 30, 2017, the Company has recorded an estimated fair value of the intangible assets of FMS, EMRG, ETI, and DMSI based on a preliminary purchase price allocation prepared by management. As a result, during the preliminary purchase price allocation period, which may be up to one year from the business combination date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. After the preliminary purchase price allocation period, we record adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in our operating results in the period in which the adjustments were determined.

Pro-forma Financial Information

The following unaudited pro-forma information presents the combined results of operations for the periods as if the acquisition of DMSI had been completed on January 1, 2017 and 2016.

	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016

Revenue	$459,554	$421,959
Total expenses	889,718	254,721
Net income (loss)	$(430,164)	$167,238
Net income (loss) per common share, basic and diluted	$(0.05)	$0.05

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

The Company issued a three (3) year unsecured convertible promissory note (the “EMRG Note”) for two hundred thousand dollars ($200,000). The EMRG Note has an interest rate of six percent (6%) per annum for a period of one (1) year and fully amortizes during the next two (2) years. The note is secured with a pledge of forty percent (40%) of the membership interests acquired. The note can be converted at any time, at the option of the holder, into shares of the Company’s stock at a conversion price of $3 per share.

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

The Company issued a three (3) year unsecured convertible promissory note (the “DMSI Note”) for two hundred fifty thousand dollars ($250,000). The DMSI Note has an interest rate of six percent (6%) per annum for a period of one (1) year and fully amortizes during the next two (2) years. The note can be converted at any time, at the option of the holder, into shares of the Company’s stock at a conversion price of $3 per share.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company leases office space on a month to month basis. Rent expense for the six months ended June 30, 2017 and the six months ended June 30, 2016 was $6,048 and $0 respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY

(A) - Stock issued for cash

Effective August 23, 2016, the Company entered into an Investor Stock Subscription Agreement (“Agreement”) with an investor to purchased three million seven hundred thousand (3,700,000) shares of the Company’s common stock for two million dollars ($2,000,000) in tranches based on certain milestone events. On August 23, 2016, the investor purchased 656,751 shares of common stock for $355,000. On September 22, 2016, the Investor purchased 925,001 shares of common stock for $500,000 that was used to close two acquisitions. On December 29, 2016, the Investor purchased 92,500 shares of common stock for $50,000 that was used for working capital. On January 13, 2017, the Investor purchased 550,001 shares of common stock for $300,000 that was used to close an acquisition. On March 17, 2017, the Investor purchased 1,387,502 shares of common stock for $750,000 that was used to close an acquisition. The remaining investments are subject to the company reaching certain milestones under the agreement.

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

As of June 30, 2017, no options had been granted or were outstanding.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenues

For the three and six month periods ending June 30, 2017, revenues were $170,055 and $286,756 compared to $0 and $0 for the same periods in 2016. The increase in revenue for the three and six month periods ended June 30, 2017 is attributable to the acquisitions of EMRG in September 2016, ETI in January 2017, and DMSI in March 2017.

Cost of Revenues

Cost of revenues was $28,099 and $54,827 for the three and six month periods ended June 30, 2017 compared to $0 and $0 for the same periods in 2016. The increase in cost of revenues for the three and six month periods ended June 30, 2017, was a result of the acquisitions of EMRG in September 2016, ETI in January 2017, and DMSI in March 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses was $251,500 and $398,346 for the three and six month periods ended June 30, 2017 compared to $1,075 and $1,625 for the same periods in 2016. The increase in selling, general and administrative expenses for the three and six month periods ended June 30, 2017, was a result of the acquisitions of EMRG in September 2016, ETI in January 2017, and DMSI in March 2017.

Amortization Expense

Amortization expense was $221,162 and $387,762 for the three and six month periods ended June 30, 2017 compared to $0 and $0 for the same periods in 2016. The increase in amortization expense for the three and six month periods ended June 30, 2017, was a result of the acquisitions of FMS in September 2016, EMRG in September 2016, ETI in January 2017, and DMSI in March 2017.

Other Income (Expense)

Other Income (Expense) was $21,497 and $43,141 for the three and six month periods ended June 30, 2017 compared to $0 and $0 for the same periods in 2016. The increase in other income (expense) for the three and six month periods ended June 30, 2017, was a result of the acquisitions of FMS in September 2016, EMRG in September 2016, ETI in January 2017, and DMSI in March 2017.

Net Loss

Net Loss was $352,203 and $597,320 for the three and six month periods ended June 30, 2017 compared to $1,075 and $1,625 for the same periods in 2016. This increase was primarily due to the increase in Revenues and offset by the increases in, Cost of Goods Sold, SG&A Expenses, Amortization, and Other Expense described above.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2017 compared to December 31, 2016.

	June 30, 2017	December 31, 2016
Current Assets	$142,887	$58,765

Current Liabilities	$428,788	$82,901

Working Capital (Deficit)	$(285,901)	$(24,136)

At June 30, 2017, we had a working capital deficit of ($285,901) as compared to working capital deficit of ($24,136) at December 31, 2016, an increase in working capital deficit of $261,765.

Growth Strategy

Our growth strategy involves three primary approaches: acquiring electronic medical record companies and migrating the customers of those companies to our solutions, selling our solutions directly to healthcare providers practicing in ambulatory settings, and acquiring providers of other healthcare technology services, such as third party insurance administrators and revenue cycle management companies. We intend to distribute our solutions through our websites, endorsements from medical groups and associations, and referrals from existing clients.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2016, filed with the U.S. Securities and Exchange Commission on August 2, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than the information previously reported in a Current Report on Form 8-K, there were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2017.

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

EMR TECHNOLOGY SOLUTIONS, INC.

Date: August 3, 2017	By:	/s/ John X. Adiletta
	Name:	John X. Adiletta
	Title:	Chief Executive Officer
(Principal Executive Officer)