Form 10-Q
period 2017-09-30
EMR Technology Solutions, Inc.
filed 2017-11-13
CIK 1687999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2017, there were 9,974,754 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,940	$42,186
Accounts receivable, net	61,486	16,579
Total Current Assets	66,426	58,765

Property and equipment, net	0	818

Other Assets:
Security Deposit	1,450	0
Software, net	1,120,280	1,025,169
Customer lists, net	930,142	327,596
Covenant not to compete, net	29,819	3,767
Total other assets	2,081,691	1,356,532

TOTAL ASSETS	$2,148,117	$1,416,115

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$55,395	$48,214
Accrued expenses	176,281	34,687
Deferred revenue	58,957	0
Promissory notes – current portion	225,000	0
Total Current Liabilities	515,633	82,901

Promissory note – related party	500,000	500,000
Promissory notes – non-current	375,000	200,000
TOTAL LIABILITIES	1,390,633	782,901

Commitments and Contingencies (See Note 5)

Stockholders’ Equity:
Common Stock, 70,000,000 shares authorized, $.001 par value, 9,911,754 and 7,974,252 shares issued and outstanding in 2017 and 2016, respectively	9,912	7,974
Additional paid in capital	3,867,388	2,819,326
Accumulated deficit	(3,119,816)	(2,194,086)
Total stockholders’ equity	757,484	633,214

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,148,117	$1,416,115

The Notes to the Condensed Consolidated Unaudited Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016
(Unaudited)

	Three Months Ending September 30,		Nine Months Ending September 30,
	2017	2016	2017	2016
Revenues:
Service revenues	$43,967	$0	$161,557	$0
Contract revenues	104,477	2,960	273,643	2,960
Total revenues	148,444	2,960	435,200	2,960

Costs and expenses:
Cost of revenues	27,453	427	82,280	427
Selling, general, and administrative expense	206,739	1,897,362	605,085	1,898,612
Amortization expense	221,163	8,749	608,925	8,749
Total operating expenses	455,355	1,906,538	1,296,290	1,907,788

Loss from operations	(306,911)	(1,903,578)	(861,090)	(1,904,828)

Other Income (Expense)
Interest expense (net)	(21,500)	(56)	(64,640)	(56)
Total other income (expense)	(21,500)	(56)	(64,640)	(56)

Loss before income taxes	(328,411)	(1,903,634)	(925,730)	(1,904,884)

Provision for income taxes	0	0	0	0

Net Loss	$(328,411)	$(1,903,634)	$(925,730)	$(1,904,884)

Basic and diluted net loss per common share	$(0.03)	$(0.53)	$(0.10)	$(0.59)

Weighted Average Number of Common Shares	9,911,754	3,624,256	9,484,052	3,230,772

The Notes to the Condensed Consolidated Unaudited Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

	For the Nine Months ended September 30, 2017	For the Nine Months ended September 30, 2016
Cash Flows From Operating Activities:
Net Loss	$(925,730)	$(1,904,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	0	1,620,550
Amortization	608,925	8,749
Depreciation	818	0
Changes in operating assets and liabilities:
Accounts receivable	213,157	(2,959)
Prepaid Expenses	0	(7,500)
Accounts payable and accrued expenses	60,538	29,879
Deferred revenue	(8,728)	330
Other assets	(1,450)	0
Net Cash Used in Operating Activities	(52,480)	(255,835)

Cash Flows From Investing Activities:
Cash acquired in acquisition	10,586	1,907
Payments for acquisitions	(1,045,352)	(550,000)
Net Cash Used in Investing Activities	(1,034,766)	(548,093)

Cash Flows From Financing Activities:
Repayment due to shareholder	0	(1,659)
Proceeds from issuance stock	1,050,000	855,000
Net Cash Provided by Financing Activities	1,050,000	853,341

Net Change in Cash and cash equivalents	(37,246)	49,413
Cash and cash equivalents at Beginning of the Period	42,186	0
Cash and cash equivalents at End of the Period	$4,940	$49,413

Cash paid for interest	$43,141	$0
Cash paid for taxes	$0	$0

Non-Cash Investing & Financing Activities:
Promissory note obligation incurred upon acquisition	$400,000	$900,000

The Notes to the Condensed Consolidated Unaudited Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

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

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2017 and December 31, 2016, the Company had no cash equivalents.

(D)	Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables, and changes in payment histories. Accounts receivable are written off when management determines the likelihood of collection is remote. Interest is not charged on accounts receivable that are past due. The Company recorded an allowance for doubtful accounts of $82,617 and $0 as of September 30, 2017 and December 31, 2016, respectively.

(E)	Principles of Consolidation

The 2017 and 2016 consolidated financial statements include the operations of EMR Technology Solutions, Inc. (“EMR”), its wholly owned subsidiaries First Medical Solutions Corporation (from September 23, 2016) (“FMS”), EMRgence, LLC (from September 26, 2016) (“EMRG”), Empower Technologies, Inc. (from January 16, 2017) (“ETI”), and Digital Medical Solutions, Inc. (from March 15, 2017) (“DMSI”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

(H)	Amortization and Impairment of Long-Lived Assets

Amortization and Impairment of long-lived assets are non-cash expenses relating primarily to intangible assets. The Company accounts for long-lived assets in accordance with the provisions of FASB ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Software costs are amortized over three (3) years. Non-compete costs are amortized over three (3) years and Customer Lists are amortized over three (3) years. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of September 30, 2017, we have not recorded any impairments. Amortization expense was $221,163 and $608,925 for the three and six months ended September 30, 2017.

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

Advertising costs are expensed as incurred. The Company did not incur any advertising expenses for the three months and nine months ended September 30, 2017 or for the three and nine months ended September 30, 2016.

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

(O)	Basic and Diluted Net Loss Per Common Share

In accordance with ASC 260-10, “Earnings Per Share”, basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. As of September 30, 2017 and September 30, 2016, the Company has 366,667 and -0- shares of common stock issuable upon the conversion of notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive.

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

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss for the nine months ended September 30, 2017. The Company also has a working capital deficit and an accumulated deficit at September 30, 2017. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital to sustain its current level of operations.

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

As of September 30, 2017, the Company has recorded an estimated fair value of the intangible assets of FMS, EMRG, ETI, and DMSI based on a preliminary purchase price allocation prepared by management. As a result, during the preliminary purchase price allocation period, which may be up to one year from the business combination date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. After the preliminary purchase price allocation period, we record adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in our operating results in the period in which the adjustments were determined.

Pro-forma Financial Information

The following unaudited pro-forma information presents the combined results of operations for the periods as if the acquisition of FMS, EMRG, ETI, and DMSI had been completed on January 1, 2017 and 2016.

	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016

Revenue	$607,998	$614,365
Total expenses	(1,301,932)	(2,282,888)
Net income (loss)	$(693,934)	$(1,668,523)
Net income (loss) per common share, basic and diluted	$(0.07)	$(0.51)

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company leases office space on a month to month basis. Rent expense for the nine months ended September 30, 2017 and the nine months ended September 30, 2016 was $9,305 and $621 respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY

(A) - Stock issued for cash

Effective August 23, 2016, the Company entered into an Investor Stock Subscription Agreement (“Agreement”) with an entity controlled by our Chief Financial Officer (the “Investor”) to purchase three million seven hundred thousand (3,700,000) shares of the Company’s common stock for two million dollars ($2,000,000) in tranches based on certain milestone events. On August 23, 2016, the investor purchased 656,751 shares of common stock for $355,000. On September 22, 2016, the Investor purchased 925,001 shares of common stock for $500,000 that was used to close two acquisitions. On December 29, 2016, the Investor purchased 92,500 shares of common stock for $50,000 that was used for working capital. On January 13, 2017, the Investor purchased 550,001 shares of common stock for $300,000 that was used to close an acquisition. On March 17, 2017, the Investor purchased 1,387,501 shares of common stock for $750,000 that was used to close an acquisition. The remaining investments are subject to the company reaching certain milestones under the agreement.

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

As of September 30, 2017, no options had been granted or were outstanding.

(E) – Stock Issued for Conversion of Convertible Promissory Note

On October 31, 2016, the holder of the FMS Note converted $200,000 of the note for 200,000 shares of common stock. The Company has recorded a loss on conversion of debt of $72,000.

NOTE 7 - RELATED PARTY TRANSACTIONS

Effective August 23, 2016, the Company entered into an Investor Stock Subscription Agreement (“Agreement”) with an entity controlled by our Chief Financial Officer (the “Investor”) to purchase three million seven hundred thousand (3,700,000) shares of the Company’s common stock for two million dollars ($2,000,000) in tranches based on certain milestone events. On August 23, 2016, the investor purchased 656,751 shares of common stock for $355,000. On September 22, 2016, the Investor purchased 925,001 shares of common stock for $500,000 that was used to close two acquisitions. On December 29, 2016, the Investor purchased 92,500 shares of common stock for $50,000 that was used for working capital. On January 13, 2017, the Investor purchased 550,001 shares of common stock for $300,000 that was used to close an acquisition. On March 17, 2017, the Investor purchased 1,387,501 shares of common stock for $750,000 that was used to close an acquisition. The remaining investments are subject to the company reaching certain milestones under the agreement.

On September 23, 2016, the Company issued a $700,000 Convertible Promissory Note to the Chief Technology Officer in conjunction with the acquisition of FMS. On October 31, 2016, $200,000 of the note was converted to 200,000 shares of the Company’s common stock.

NOTE 8 – SUBSEQUENT EVENTS

On October 5, 2017, two (2) members of the Board of Directors of the Company were each issued twenty-five thousand shares (25,000) of the Company’s common stock as compensation for services in such capacity.

On October 17, 2017, ten thousand (10,000) shares of the Company’s common stock were issued to a non-executive employee of the Company as a bonus for performance.

On October 23, 2017, the Company issued 3,000 shares of common stock to 15 individual investors at $1.00 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by EMR Technology Solutions Inc. (the “Company”) from time to time with the SEC (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Plan of Operation

Our plan of operation over the next twelve months is to continue our three primary approaches: (i) acquiring electronic medical record companies and then migrating the customers of those companies to our solutions, (ii) selling our solutions directly to healthcare providers practicing in ambulatory settings, and (iii) acquiring providers of other healthcare technology services such as third party insurance administrators and revenue cycle management companies. We intend to distribute our solutions through our websites, endorsements from medical groups and associations, and referrals from existing clients.

Revenues

For the three and nine month periods ending September 30, 2017, revenues were $148,444 and $435,200 compared to $2,960 and $2,960 for the same periods in 2016. The increase in revenue for the three and nine month periods ended September 30, 2017 is attributable to the acquisitions of EMRG in September 2016, ETI in January 2017, and DMSI in March 2017.

Cost of Revenues

Cost of revenues was $27,453 and $82,280 for the three and nine month periods ended September 30, 2017 compared to $427 and $427 for the same periods in 2016. The increase in cost of revenues for the three and nine month periods ended September 30, 2017, was a result of the acquisitions of EMRG in September 2016, ETI in January 2017, and DMSI in March 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses was $206,739 and $605,085 for the three and nine month periods ended September 30, 2017 compared to $1,897,362 and $1,898,612 for the same periods in 2016. The increase in selling, general and administrative expenses for the three and nine month periods ended September 30, 2017, was a result of the acquisitions of EMRG in September 2016, ETI in January 2017, and DMSI in March 2017 and offset by a decrease in Professional Fees of approximately $1,622,000 in 2016.

Amortization Expense

Amortization expense was $221,163 and $608,925 for the three and nine month periods ended September 30, 2017 compared to $8,749 and $8,749 for the same periods in 2016. The increase in amortization expense for the three and nine month periods ended September 30, 2017, was a result of the acquisitions of FMS in September 2016, EMRG in September 2016, ETI in January 2017, and DMSI in March 2017.

Other Income (Expense)

Other Expense was $21,500 and $64,640 for the three and nine month periods ended September 30, 2017 compared to Other Expense of $56 and $56 for the same periods in 2016. The increase in Other Expense for the three and nine month periods ended September 30, 2017, was a result of the acquisitions of FMS in September 2016, EMRG in September 2016, ETI in January 2017, and DMSI in March 2017.

Net Loss

Net Loss was $328,411 and $925,730 for the three and nine month periods ended September 30, 2017 compared to $1,903,634 and $1,904,884 for the same periods in 2016. This decrease was primarily due to the increase in Revenues and offset by the increases in, Cost of Goods Sold, SG&A Expenses, Amortization, and Other Expense described above.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2017 compared to December 31, 2016.

	September 30, 2017	December 31, 2016
Current Assets	$66,426	$58,765
Current Liabilities	$515,633	$82,901
Working Capital (Deficit)	$(449,207)	$(24,136)

At September 30, 2017, we had a working capital deficit of ($449,207) as compared to working capital deficit of ($24,136) at December 31, 2016, an increase in working capital deficit of $425,071.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as set forth below, during the quarter ended September 30, 2017, the Company has not issued any securities which were not registered under the Securities Act and not previously disclosed in the Company’s Annual Report on Form 10-K or Current Reports on Form 8-K.

On October 5, 2017, two members of the Board of Directors of the Company were each issued 25,000 of the Company’s common stock as compensation for services in such capacity.

On October 17, 2017, 10,000 shares of the Company’s common stock were issued to a non-executive employee of the Company as a bonus for performance.

On October 23, 2017, the Company entered into Investor Stock Subscription Agreements with 15 individual investors to purchase up to 3,000 shares of the Company’s common stock at a price per share equal to $1.00.

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

EMR TECHNOLOGY SOLUTIONS, INC.

Date: November 13, 2017	By:	/s/ John X. Adiletta
	Name:	John X. Adiletta
	Title:	Chief Executive Officer
(Principal Executive Officer)

