Form 10-K
period 2017-12-31
EMR Technology Solutions, Inc.
filed 2018-03-30
CIK 1687999

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: __________ to ____________

EMR TECHNOLOGY SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	000-55715	47-5482792
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

90 Washington Valley Road, Bedminster, NJ 07921

(Address of Principal Executive Office) (Zip Code)

 (908) 997-0617

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

On March 30, 2018, there were 10,057,254 outstanding shares of the registrant’s common stock, $0.001 par value.

Documents Incorporated by Reference: None.

i

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

FORWARD-LOOKING STATEMENTS

Except for statements of historical fact, some information in this document contains “forward-looking statements” that involve substantial risks and uncertainties. You can identify these forward-looking statements by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would” or similar words. The statements that contain these or similar words should be read carefully because these statements discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able accurately to predict or control. Further, we urge you to be cautious of the forward-looking statements which are contained in this Form 10-K because they involve risks, uncertainties and other factors affecting our operations, market growth, service, products and licenses. The factors listed in the sections captioned “Risk Factors” and “Description of Business,” as well as other cautionary language in this Form 10-K and events in the future may cause our actual results and achievements, whether expressed or implied, to differ materially from the expectations we describe in our forward-looking statements. The occurrence of any of the events described as risk factors or other future events could have a material adverse effect on our business, results of operations and financial position. Since our common stock is considered a “penny stock,” we are ineligible to rely on the safe harbor for forward-looking statements provided in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

WHERE YOU CAN FIND MORE INFORMATION ABOUT US

We file reports, proxy statements, information statements and other information with the United States Securities and Exchange Commission (the “SEC”). You may read and copy this information, for a copying fee, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for more information on its Public Reference Room. Our SEC filings will also be available to the public from commercial document retrieval services, and at the Web site maintained by the SEC at http://www.sec.gov.

We will make available, through a link to the SEC’s Web site, electronic copies of the materials we file with the SEC (including our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, the Section 16 reports filed by our executive officers, directors and 10% stockholders and amendments to those reports). To receive paper copies of our SEC filings, please contact us by mail addressed to Investor Relations, EMR Technology Solutions, Inc., 90 Washington Valley Road, Bedminster, NJ 07921.

ii

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

EMR plans to acquire and consolidate growing companies that provide proprietary products and value-added services in order to maximize client retention by offering fully integrated state of the art software solutions that comply with the standards set by the United States Department of Health and Human Services Center for Medicare and Medicaid Services (the “CMS”). Through the planned combined scale and resources of EMR, we believe its acquired subsidiaries can leverage and accelerate time-to-market, market share growth, and strategic alliance partnering.

Electronic Medical Record Industry

The CMS estimates United States health care spending in 2016 was $3.3 trillion, or 17.9 percent of Gross Domestic Product (GDP), and projects it to be 19.3% of GDP by 2023. There are approximately 430,150 Primary Care and approximately 474,406 Specialist Physicians practicing in the US today, for a total of approximately 904,556 Physicians who require an EMR system. It is estimated that 30% of those practicing physicians have not implemented an EMR system. Most of the systems in use today are the result of programs written before software technology advances that are available today. As a result, 38% of physicians polled indicated that they intended to replace their existing EMR systems.

The Health Information Technology for Economic and Clinical Health (HITECH) provisions within the American Recovery and Reinvestment Act (ARRA) offer incentives for health care organizations to modernize operations through “Meaningful Use” of Healthcare Information Technology (“HCIT”) and will begin to penalize health care organizations for non-compliance in coming years. There are increasing requirements to report quality metrics. As providers position themselves for these shifts, there has been an increase in industry consolidation, with health systems acquiring hospitals, physician practices, and other venues to control more of the care continuum and achieve economies of scale. The objective of EMR is to take advantage of this disparity and utilize state of the art technology to provide software and services that provide for seamless “Patient Appointment to Verified Payment” for the doctors’ offices. We believe that an additional growth driver for EMR is the importance for interoperability between providers and other healthcare constituents. We believe this is an excellent opportunity to consolidate smaller entities in this highly fragmented industry that would not otherwise have the scale necessary to compete in today’s healthcare market.

The modern American healthcare industry is characterized by inefficiencies, waste, complexity, an underutilization of technology and a lack of transparency. According to a report issued by the Institute of Medicine, approximately $2.6 trillion was spent in the United States on healthcare in 2011, of which $750 billion was wasteful spending that did not improve the quality of care that patients received. An April 2012 study cited by Health Affairs, a health policy journal, estimates that between $476 billion and $992 billion dollars of healthcare spending in 2011 was wasted, with a third of that waste being funded by Medicare and Medicaid programs. According to CMS, national health spending is projected to grow at an average rate of 5.6 percent per year for 2016-25, and 4.7 percent per year thereafter on a per capita basis, which is 1.2 percentage points faster than expected average annual growth of the GDP. Healthcare spending in the United States is widely viewed as growing at an unsustainable rate, and policymakers and payers are continuously seeking ways to reduce that growth.

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

Since 2011, the federal government has offered financial incentives to eligible healthcare providers who adopt and meaningfully use electronic health records technology. Beginning in 2015, providers who are not meaningfully using this technology incur penalties and these penalties will increase every year through 2019. While these incentives and looming penalties have encouraged many providers to adopt and meaningfully use electronic health records software, we believe that most providers are not utilizing an integrated platform that combines practice management, business intelligence, and revenue cycle management. The lack of an integrated platform leaves them ill-equipped to address the multitude of rapidly growing industry challenges.

The market for electronic medical record solutions and related services is highly competitive, and we expect competition to increase in the future. We face competition from other providers of both integrated and stand-alone, EMR solutions, including competitors who utilize web-based platforms and providers of locally installed software systems. Many of our EMR competitors have longer operating histories, greater brand recognition and greater financial, marketing and other resources. We expect that competition will continue to increase as a result of incentives provided by the HITECH Act, and consolidation in both the information technology and healthcare industries.

Growth Strategy

Our growth strategy includes focusing on the ambulatory care market and acquiring small and mid-sized electronic medical records companies and other providers of related healthcare services and then migrating the customers of those companies to our solutions. The electronic medical record industry is highly fragmented, with many local and regional electronic medical record companies serving small medical practices. We believe that the industry is ripe for consolidation and that we can achieve significant growth through acquisitions and organic growth. We estimate that there are more than 2,500 companies in the United States providing electronic medical record services. We further believe that it is becoming increasingly difficult for traditional electronic medical record companies to meet the growing technology and business service needs of healthcare providers without a significant investment in information technology infrastructure.

Our growth strategy involves three primary approaches: acquiring EMR companies and then migrating the customers of those companies to our solutions, selling our solutions directly to healthcare providers practicing in ambulatory settings, and acquiring providers of other healthcare services such as revenue cycle management companies. We intend to distribute our solutions through our websites, endorsements from medical groups and associations, and referrals from existing clients.

Recent Developments

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

Effective September 23, 2016, EMR entered into a Stock Purchase Agreement (“SPA”) in which EMR purchased all of the shares of First Medical Solutions, Inc., a Florida corporation (“FMS”). Pursuant to the SPA, EMR acquired FMS whereby FMS became a wholly owned subsidiary of EMR. FMS has developed a proprietary and fully integrated software program for the healthcare industry, targeting the ambulatory care market for electronic medical records. The purchase price was $977,250 of which $250,000 was paid in cash at close, $27,250 was paid in the form of 50,000 shares of EMR’s common stock, and EMR issued a three-year convertible promissory note (“FMS Note”) for $700,000. The FMS Note has an interest rate of 10% per annum for a period of two years and fully amortizes during the third year. The results of operations for the acquired entity will be included in consolidated statements of operations beginning September 23, 2016. The purchase was financed through the use of the proceeds of the Agreement with PTS disclosed above. On October 31, 2016, the Board of Directors approved the request by the holder of the FMS Note to convert $200,000 principal of the FMS Note into 200,000 shares of the Company’s common stock. On November 15, 2017, the Board of Directors approved an amendment to the FMS Note changing the conversion provision from $3.00 per share to $1.00 per share.

Effective September 26, 2016, EMR entered into a Purchase Agreement (“PA”) in which EMR purchased all of the membership interests of EMRgence, LLC (“EMRG”), a Florida limited liability company. Pursuant to the PA, EMR acquired EMRG, whereby EMRG became a wholly owned subsidiary of EMR. EMRG has developed a proprietary software program for the healthcare industry, targeting the vascular care market for electronic medical records. The purchase price was $500,000 of which $300,000 was paid in cash at close and EMR issued a three-year convertible promissory note (“EMRG Note”) in favor of EMRG in the amount of $200,000. The EMRG Note has an interest rate of six percent per annum for a period of one year and fully amortizes during the next two years. The results of operations for the acquired entity will be included in consolidated statements of operations beginning September 26, 2016. The purchase was financed through the use of proceeds of the Agreement with PTS disclosed above. On December 29, 2017, the EMRG Note was amended to change the beginning amortization period from December 31, 2017 to March 31, 2018 for $50,000 and 7 equal quarterly installments of $25,000 each thereafter and the interest rate was increased from 6% to 8% annually.

Effective January 1, 2017 (the “Effective Date”), EMR entered into a Purchase Agreement (“Agreement”) by and among Empower Technologies, Inc., a Nevada corporation (“ETI”), and its sole shareholder Dr. John F. Stagl (the “Seller” and together with ETI and the Company, the “Parties”).  Pursuant to the Agreement, the Company purchased all of the Capital Stock (as defined in the Agreement) of ETI from the Seller (the “ETI Shares”) in exchange for (i) $450,000, subject to certain post-closing adjustments for working capital and deferred revenue, consisting of (a) $300,000 in cash, and (b) a Convertible Promissory Note (the “Note”) issued in favor of the Seller in the principal amount of $150,000 payable over a 36 month period, with 6% annual interest, convertible into common stock of the Company at a price of $3.00 per share (the “Purchase Price”). On January 16, 2017, in accordance with the terms and conditions of the Agreement, ETI became a wholly owned subsidiary of the Company (the “Closing Date”). The post-closing adjustments referenced above consisted of $4,648 reduction in cash at closing for working capital and a reduction of the convertible promissory note of $50,000 for deferred revenue.

Effective January 1, 2017 (the “Effective Date”), EMR Technologies, Inc., a Nevada corporation (the “Company”) entered into a Purchase Agreement (“Agreement”) by and among Digital Medical Solutions, Inc., a Delaware corporation (“DMSI”), and its sole shareholder Dr. Joseph J. Memminger III (the “Seller” and together with DMSI and the Company, the “Parties”).  Pursuant to the Agreement, the Company purchased all of the Capital Stock (as defined in the Agreement) of DMSI from the Seller (the “DMSI Shares”) in exchange for (i) $1,000,000, subject to certain post-closing adjustments for working capital and earnings before interest, taxes, depreciation, and amortization (“EBITDA”), consisting of (a) $750,000 in cash, and (b) a Convertible Promissory Note (the “Note”) issued in favor of the Seller in the principal amount of $250,000 payable over a 36 month period, with 6% annual interest, convertible into common stock of the Company at a price of $3.00 per share (the “Purchase Price”). On March 15, 2017, in accordance with the terms and conditions of the Agreement, DMSI became a wholly owned subsidiary of the Company (the “Closing Date”). On December 20, 2017, the Agreement was amended to remove the purchase price adjustment for EBITDA. On December 20, 2017, the Note was amended to change the interest only period from one year to two years, changing the beginning of principal payments from December 31, 2017 to December 31, 2018 and to increase the annual interest rate from 6% to 8% commencing January 1, 2018. On December 22, 2017, the Board of Directors approved an amendment to the Note changing the conversion provision from $3.00 per share to $1.00 per share.

The above agreements resulted in the purchase of 100% of the outstanding shares or membership interests of FMS, EMRG, ETI, and DMSI.

As of December 31, 2017, the Company has recorded an estimated fair value of the intangible assets of FMS, EMRG, ETI, and DMSI based on a preliminary purchase price allocation prepared by management.  As a result, during the preliminary purchase price allocation period, which may be up to one year from the business combination date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. After the preliminary purchase price allocation period, we record adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in our operating results in the period in which the adjustments were determined.

 Market Development

Currently, we offer a suite of fully-integrated web or client based software for secure patient information and business services designed for healthcare providers. Our products and services offer healthcare providers a unified solution designed to meet the healthcare industry’s demand for the delivery of cost-efficient, quality care with the ability to measure patient outcomes. The healthcare providers can track patients from their initial appointments; chart clinical data, history, and other personal information. They can enter and submit claims for medical services and review and respond to queries for additional information regarding the billing process.

Employees

As of March 30, 2018, the Company had four full-time and three part-time employees.

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

RISKS RELATED TO LIQUIDITY AND CAPITAL RESOURCES

Our independent registered public accounting firm for the fiscal year ended December 31, 2017, has included an explanatory paragraph in their opinion that accompanies our audited consolidated financial statements as of and for the year ended December 31, 2017, indicating that our historical losses and accumulated deficit raises substantial doubt about our ability to continue as a going concern. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment.

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

From time to time and in the ordinary course of our business, we and certain of our subsidiaries may become involved in various legal proceedings. All such legal proceedings are inherently unpredictable and, regardless of the merits of the claims, litigation may be expensive, time-consuming and disruptive to our operations and distracting to management. If resolved against us, such legal proceedings could result in excessive verdicts, injunctive relief or other equitable relief that may affect how we operate our business. Similarly, if we settle such legal proceedings, it may affect how we operate our business. Future court decisions, alternative dispute resolution awards, business expansion or legislative activity may increase our exposure to litigation and regulatory investigations. In some cases, substantial noneconomic remedies or punitive damages may be sought. Although we maintain liability insurance coverage, there can be no assurance that such coverage will cover any particular verdict, judgment or settlement that may be entered against us, that such coverage will prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. If we incur liability that exceeds our insurance coverage or that is not within the scope of the coverage in legal proceedings brought against us, it could have an adverse effect on our business, financial condition and results of operations.

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

Our success is highly dependent upon the continued services of our Chief Executive Officer, John X. Adiletta. The loss of Mr. Adiletta’s services would have a material adverse effect on the Company and its business operations.

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

ARRA Meaningful Use Program.

Various federal, state and non-U.S. government agencies are also developing standards that could become mandatory for systems purchased by these agencies. For example, ARRA requires “meaningful use of certified electronic health record technology” by health care providers in order to receive stimulus funds from the U.S. federal government. Regulations have been issued that identify standards and implementation specifications and establish the certification standards for qualifying electronic health record technology. Nevertheless, these standards and specifications are subject to interpretation by the entities designated to certify such technology. While a combination of our solutions has been certified as meeting the initial standards for certified health record technology, the regulatory standards to achieve certification will continue to evolve over time. We may incur increased development costs and delays in delivering solutions if we need to upgrade our software, devices or health care devices to be in compliance with these varying and evolving standards. In addition, delays in interpreting these standards may result in postponement or cancellation of our clients’ decisions to purchase our solutions or health care devices. If our software solutions, devices or health care devices are not compliant with these evolving standards, our market position and sales could be impaired and we may have to invest significantly in changes to our software solutions, devices or health care devices.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We maintain our current principal office at 90 Washington Valley Road, Bedminster, NJ 07921. Our telephone number at this office is (908) 997-0617. The monthly payment is $1,143 under a one-year lease.

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information.

At this time, there is no established public trading market for our common stock.

(b)	Holders

As of March 30, 2018, we had 36 shareholders of common stock per the transfer agent’s shareholder list.

Transfer Agent and Registrar

The transfer agent and registrar for our shares of common stock is Vstock Transfer LLC with an address at 18 Lafayette Place, Woodmere, New York 11598. Their phone number is (212) 828-8436.

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

On December 12, 2017, the Company approved the issuance, with immediate vesting on the date of the grant, of ninety thousand (90,000) options to purchase common stock of the Corporation at a value of $0.001 per share for consulting services to a consultant of the Company. The options have an exercise price of $0.001 and will expire five (5) years from January 1, 2018.

Rule 10B-18 Transactions

During the years ended December 31, 2017 and 2016, there were no repurchases of the Company’s common stock by the Company.

Recent Sales of Unregistered Securities.

On January 6, 2016, the Company issued 550,000 shares of common stock to eight individuals for services rendered in connection with advising the company on industry and market data, and financial and accounting services with an aggregate value of $550.

Pursuant to that certain letter agreement by and between the Company and PTS, Inc., dated August 22, 2016, the Company issued 2,000,000 shares of common stock of the Company at a price of $0.54 per share for services rendered.

On August 22, 2016, the Company agreed to issue 1,000,000 shares of common stock to eight individuals for services rendered in connection with advising the company on industry and market data, and financial and accounting services at a price of $0.54 per share.

On August 23, 2016, the Company entered into an Investor Stock Investment Agreement (“Agreement”) with an investor to purchase up to 3,700,000 shares of the Company’s common stock for a total investment of $2,000,000, to be paid to the Company in tranches upon certain milestone events. In accordance with the Agreement, on the same date, the investor purchased 656,751 shares of common stock for $355,000. On September 22, 2016, the investor purchased 925,001 shares of common stock for $500,000. On December 29, 2016, the investor purchased 92,500 shares of common stock for $50,000. On January 13, 2017, the investor purchased 550,001 shares of common stock for $300,000. On March 17, 2017, the investor purchased 1,387,501 shares of common stock for $750,000. The remaining investments are subject to the Company achieving certain milestones in accordance with the terms and conditions the Agreement.

On September 23, 2016, the Company issued 50,000 shares of common stock as part of the consideration of the acquisition of First Medical Solutions, Inc. with an aggregate value of $27,250.

On October 5, 2017, two (2) members of the Board of Directors of the Company were each issued 25,000 of the Company’s common stock with a fair value of $27,272 as compensation for services in such capacity.

On October 17, 2017, 10,000 shares of the Company’s common stock with a fair value of $5,455 were issued to a non-executive employee of the Company as a bonus for performance.

On October 23, 2017, the Company issued 3,000 shares of common stock to 15 individual investors at $1.00 per share.

On December 31, 2017, the Company issued 25,000 shares of common stock with a fair value of $13,514 to an officer for two quarterly interest payments at $1.00 per share.

On December 31, 2017, the Company issued 50,000 shares of common stock to note holder for the conversion of $50,000 of note principal at $1.00 per share.

On January 17, 2018, 7,500 shares of the Company’s common stock with a fair value of $4,050 were issued to a non-executive employee of the Company as a bonus for performance.

The above issuances of securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but qualified for exemption under Section 4(a)(2) of the Securities Act. The securities were exempt from registration under Section 4(a)(2) of the Securities Act because the issuance of such securities by the Company did not involve a “public offering,” as defined in Section 4(a)(2) of the Securities Act, due to the insubstantial number of persons involved in the transaction, size of the offering, and manner of the offering and number of securities offered. The Company did not undertake an offering in which it sold a high number of securities to a high number of investors. In addition, the Investor had the necessary investment intent as required by Section 4(a)(2) of the Securities Act since they agreed to, and received, the securities bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act.

Item 6. Selected Financial Data

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

Results of Operations

Summary of Statements of Operations for the Years Ended December 31, 2017 and December 31, 2016.

	For the Year ended December 31, 2017	For the Year ended December 31, 2016
Revenues	$635,765	$58,193
Cost of revenues	$(145,217)	$(26,267)
Selling, General and Administrative	$(934,313)	$(2,012,015)
Amortization	$(846,510)	$(120,902)
Other expense	$(87,141)	$(88,936)
Net loss	$(1,377,416)	$(2,189,927)
Loss per common share - basic	$(0.14)	$(0.50)

Revenues

Revenues of $635,765 for the year ended December 31, 2017, increased by $577,572 over revenues of $58,193 for the year ended December 31, 2016. This was primarily attributable to the acquisitions of ETI in January 2017 and DMSI in March 2017 along with a full year of operations from EMRG.

Cost of Revenues

Cost of revenues of $145,217 for the year ended December 31, 2017, increased by $118,950 over cost of revenues of $26,267 for the year ended December 31, 2016. This was primarily attributable to the acquisitions of ETI in January 2017 and DMSI in March 2017.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses of $934,313 for the year ended December 31, 2017, decreased by $1,077,702 over selling, general and administrative expenses of $2,012,015 for the year ended December 31, 2016. The decrease in selling, general and administrative expenses was primarily attributable to consulting fees of $1,620,000 in 2016 offset by an increase in selling, general, and administrative expenses resulting from the acquisitions of ETI in January 2017 and DMSI in March 2017.

Amortization Expense

Amortization expense of $846,510 for the for the year ended December 31, 2017, increased by $725,608 over amortization expense of $120,902 for the year ended December 31, 2016. This was primarily attributable to a full year of amortization for FMS and EMRG as well as the acquisitions of ETI in January 2017 and DMSI in March 2017.

Other Expense

Other Expense of $87,141 the year ended December 31, 2017, increased by $1,795 over other expense of $88,936 for the period ended December 31, 2016. This was primarily due to the increase in interest expense resulting from acquisitions of FMS and EMRG in September 2016, ETI in January 2017 and DMSI in March 2017 and offset by a decrease in loss on conversion of debt of $72,000.

Net Loss

Net Loss of $1,377,416 for the year ended December 31, 2016, decreased by $812,511 over Net Loss of $2,189,927 for the period ended December 31, 2016. This decrease was primarily due to the decrease in selling, general, and administrative expenses offset by increases in revenues, cost of revenues, amortization, and other expense described above.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2017 compared to December 31, 2016.

	December 31, 2017	December 31, 2016
Current Assets	$75,723	$58,765
Current Liabilities	$794,178	$82,901
Working Capital (Deficit)	$(718,455)	$(24,136)

At December 31, 2017, we had working capital deficit of $718,455 as compared to working capital deficit of $24,136 at December 31, 2016, an increase in working capital deficit of $694,319.

Financings

Effective August 23, 2016, the Company entered into an Investor Stock Subscription Agreement (“Agreement”) with an investor to purchase up to 3,700,000 shares of the Company’s common stock for $2,000,000 in tranches based on certain milestone events. On August 23, 2016, the investor purchased 656,751 shares of common stock for $355,000. On September 22, 2016, the Investor purchased 925,001 shares of common stock for $500,000 that was used to close two acquisitions. On December 29, 2016, the Investor purchased 92,500 shares of common stock for $50,000 that was used for working capital. On January 13, 2017, the Investor purchased 550,001 shares of common stock for $300,000 that was used to close an acquisition. On March 17, 2017, the Investor purchased 1,387,501 shares of common stock for $750,000 that was used to close an acquisition. The remaining investments are subject to the company reaching certain milestones under the agreement.

Effective September 23, 2016, EMR entered into a Stock Purchase Agreement in which EMR purchased all of the shares of First Medical Solutions, Inc., a Florida corporation (“FMS”). As part of the consideration, the Company issued a three-year convertible promissory note for $700,000. On October 31, 2016, the Board of Directors approved the request by the holder of the FMS Note to convert $200,000 principal of the FMS Note into 200,000 shares of the Company’s common stock which resulted in a loss on conversion of debt of $72,000. On December 31, 2017, the Board of Directors approved the request by the holder of the FMS Note to convert $25,000 of interest due into 50,000 shares of the Company’s common stock.

Effective September 26, 2016, EMR entered into a Purchase Agreement in which EMR purchased all of the membership interests of EMRgence, LLC (“EMRG”), a Florida limited liability company. As part of the consideration, the Company issued a three-year convertible promissory note for $200,000.

Effective January 1, 2017, EMR entered into a Purchase Agreement in which EMR purchased all of the shares of Empower Technologies, Inc., a Nevada corporation (“ETI”). As part of the consideration, the Company issued a three-year convertible promissory note for $150,000.

Effective January 1, 2017, EMR entered into a Purchase Agreement in which EMR purchased all of the shares of Digital Medical Solutions, Inc., a Delaware corporation (“DMSI”). As part of the consideration, the Company issued a three-year convertible promissory note for $250,000. On December 29, 2017, the Board of Directors approved the request by the holder of the DMSI Note to convert $50,000 principal of the DMSI Note into 50,000 shares of the Company’s common stock.

Effective October 23, 2017, the Company issued 3,000 shares of common stock to 15 individual investors at $1.00 per share.

Our Auditors Have Raised Substantial Doubts as to Our Ability to Continue as a Going Concern

Our consolidated financial statements have been prepared assuming we will continue as a going concern. The Company has experienced recurring losses from operations which have caused an accumulated deficit of $3,571,502 at December 31, 2017.

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

Off-Balance Sheet Arrangements

As of December 31, 2017, the Company had no off-balance sheet arrangements.

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

Fair Value of Financial Instruments

We follow paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of our financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of our financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (“U.S. GAAP”) and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

Recent Accounting Pronouncements

In April 2016, the FASB issued ASU 2016–10 Revenue from Contract with Customers (Topic 606): identifying Performance Obligations and Licensing “The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In May 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-09, Compensation- Stock Compensation (Topic718) Clarifying share-based payment modification guidance. The amendments in this update clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date, with early adoption permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Financial statements are audited and included in this Form 10-K as an exhibit and are incorporated herein by this reference.

Item 9. Change In And Disagreements With Accountants And Financial Disclosure.

There were no disagreements with accountants on accounting and financial disclosure during the relevant period.

Item 9A. Controls And Procedures

Evaluation of Disclosure Controls and Procedures

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework 2013. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s internal control over financial reporting was not effective as of December 31, 2017.

This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting because the attestation report requirement has been removed for “smaller reporting companies” under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, And Corporate Governance

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

Name	Current Age	Position
John X. Adiletta	69	Chairman of the Board of Directors, President, and Chief Executive Officer
Denis Salins	33	Chief Technology Officer
Lowell Holden	74	Chief Financial Officer and Director
Sean Carrick	49	Director

John X. Adiletta, Chairman, President and Chief Executive Officer - Mr. Adiletta has been the Chairman, President and Chief Executive Officer since November 2015. He is a consummate business executive with a dynamic career combining operational, financial, and sales management responsibilities within highly competitive organizations, industries, and markets. He has demonstrated expertise in implementing acquisition programs and strategies to support organizational growth. He also has extensive expertise in building, revitalizing, and optimizing a company’s organizational infrastructure, processes, measurement systems, and sales/marketing strategies to maximize results. Presently Mr. Adiletta serves as a Director of Skkynet Cloud Systems, Inc. (OTCQB: SKKY) and is the founder of PCS Management Group, a management advisory firm since 1993. Mr. Adiletta has a BA degree from Clark University.

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

Lowell Holden, Chief Financial Officer and Director - Lowell Holden has been the Chief Financial Officer of the Company since September of 2016. Since 1983, Mr. Holden has owned and operated his own consulting firm, LS Enterprises, Inc., which provides business consulting, accounting and other services to businesses. Mr. Holden has a broad range of business experience including managing, securing financing, structuring of transactions, and is experienced and knowledgeable in managing relationships with customers, financing institutions and stockholders. Since July 2014, Mr. Holden has served as the Chief Financial Officer and a Director of Nascent Biotech, Inc. (OTCQB: NBIO), which is actively developing its primary asset Pritumumab for the treatment of brain cancer and pancreatic cancer. Presently Mr. Holden serves as the Chief Financial Officer of Skkynet Cloud Systems, Inc. (OTCQB: SKKY) and Chief Executive Officer and director of PTS, Inc. (OTCPink: PTSH). Mr. Holden also has a background in assisting companies in fulfilling their financial auditing and SEC reporting requirements. Mr. Holden has a BS degree from Iowa State University.

Sean Carrick – Director - Sean Carrick brings to the Company a career that spans more than 25 years of experience building and leading successful medical device, pharmaceutical and biotech companies in large, mid-cap and venture-backed stages. Since July 2014, Mr. Carrcik is the President and a Director of Nascent Biotech, Inc. (OTCQB: NBIO), which is actively developing its primary asset Pritumumab for the treatment of brain cancer and pancreatic cancer. Previously, Mr. Carrick served as President of Silver Star Mining Corporation from January 2013 to November 2013, where he was responsible for business management and strategic direction. Prior to Silverstar, Mr. Carrick served as Director of Sales, Southern US, from August 2010 through November 2012 at Maquet Medical Systems, and Florida Director of Sales at the Linvatec Division of Conmed Corporation from December 2007 through July 2010. Mr. Carrick holds a BS Degree in Economics and Business Administration from Duquesne University and strategic leadership and management certificates from the Cogency Group, Eckerd College, and Maquet Medical Systems.

Family Relationships.

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings.

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

Code of Ethics.

We have adopted a Code of Ethics which covers the Chief Executive Officer and Chief Financial Officer, which is administered and monitored by the Board of Directors as a whole.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules of the Securities and Exchange Commission (SEC) require our directors, executive officers and persons who own more than 10% of our common stock to file reports of their ownership and changes in ownership of our common stock with the SEC. Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we determined that no director, executive officer or beneficial owner of more than 10% of our common stock failed to file a report on a timely basis during the year ended December 31, 2017.

Item 11. Executive Compensation

Executive Officer Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

John X. Adiletta	2016	—	100,000		—	—	—	—	100,000
Chief Executive Officer	2017	165,000	—	—	—	—	—	—	165,000

Denis Salins	2016	—	—	—	—	—	—	—	—
Chief Technology Officer	2017	150,000	—	—	—	—	—	—	150,000

Lowell Holden	2016	—	100,000	—	—	—	—	—	100,000
Chief Financial Officer	2017	—		13,636	—	—	—	—	13,636

Outstanding Equity Awards at the End of the Fiscal Year

On January 30, 2016, the board of directors, with the approval of a majority of the shareholders of the Company, adopted the 2016 Equity Incentive Plan (the “Plan”) which will be administered by a committee appointed by the board of directors. There were no equity awards outstanding as of December 31, 2017.

Director Compensation

In 2017, two members of the board of directors of the Company were compensated 25,000 shares each of common stock for services in such capacity with a total fair market value of $27,272, based on the recent cash sales. There was no director compensation in 2016.

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plans. All decisions regarding compensation are determined by our board of directors.

Options and Stock Appreciation Rights

On January 30, 2016, the board of directors, with the approval of a majority of the shareholders of the Company, adopted the 2016 Equity Incentive Plan (the “Plan”) which will be administered by a committee appointed by the board of directors.

On December 12, 2017, the Board of Directors approved the issuance of ninety thousand (90,000) options at $0.001 per share to a third party for services effective January 1, 2018.

Payment of Post-Termination Compensation

We do not have change-in-control agreements with our directors or executive officer, and we are not obligated to pay severance or other enhanced benefits to our executive officer upon termination of her employment.

Employment Agreements

Currently, the Company has no employment agreements.

Board of Directors

Our directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Our officers are elected by and serves at the discretion of the board of directors.

Item 12. Security Ownership of Certain Beneficial Owners And Management.

(a) Security ownership of certain beneficial owners.

The following table sets forth, as of March 30, 2018, the number of shares of common stock owned of record and beneficially by our executive officers, directors and persons who hold 5% or more of the outstanding shares of common stock of the Company. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of Owner	Number of Common Shares Owned	Percentage of Common Stock (1)
5% or greater stockholders

PTS, Inc. 28494 Westinghouse Place Suite 213 Valencia, CA 91355	3,611,754	35.9%

Named Executive Officers and Directors

John X. Adiletta c/o EMR Technology Solutions, Inc. 90 Washington Valley Road Bedminster, NJ 07921	2,500,000	24.9%

Denis Salins c/o EMR Technology Solutions, Inc. 90 Washington Valley Road Bedminster, NJ 07921	275,000	2.73%

Lowell Holden (2) c/o EMR Technology Solutions, Inc. 90 Washington Valley Road Bedminster, NJ 07921	25,000	*

Sean Carrick c/o EMR Technology Solutions, Inc. 90 Washington Valley Road Bedminster, NJ 07921	25,000	*
All Directors, and Officers As a Group (4)	2,825,000	28.1%

(1)	Based on 10,057,254 shares of common stock outstanding as of March 30, 2018,
(2)	* Less than one percent

Description of Securities

Common Stock

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 70,000,000 shares of common stock, $0.001 par value per share (the “Common Stock”). As of March 30, 2018, 10,057,254 shares of Common Stock were issued and outstanding.

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

Item 14. Principal Accounting Fees And Service

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm Liggett & Webb, P.A., Certified Public Accountants.

	2017	2016
Audit fees	$58,000	30,780
Audit related fees	21,376	-
Tax fees	2,500	-
All other fees	-	-

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following financial statements and schedules are filed as part of this report:

Consolidated Financial Statements of EMR Technology Solutions, Inc. for years ended December 31, 2017 and December 31, 2016.

(b)

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on March 30, 2018.

EMR TECHNOLOGY SOLUTIONS, INC.

By:	/s/ John X. Adiletta
John X. Adiletta, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2018.

Signature	Title

/s/ John X. Adiletta	Chairman, Chief Executive Officer
John X. Adiletta	(Principal Executive Officer) and Director

/s/ Lowell Holden	Chief Financial Officer (Principal Financial Officer),
Lowell Holden	Principal Accounting Officer, Secretary

/s/Sean Carrick	Director
Sean Carrick

EMR TECHNOLOGY SOLUTIONS, INC.

PAGE	F-2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-3	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2017, AND DECEMBER 31, 2016

PAGE	F-4	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2016 AND DECEMBER 31, 2016

PAGE	F-5	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2017 AND DECEMBER 31, 2016

PAGE	F-6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2017 AND DECEMBER 31, 2016

PAGES	F-7- F-15	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

EMR Technology Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EMR Technology Solutions, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years ended December 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $1,377,416, a working capital deficit of $718,455, and an accumulated deficit of $3,571,502. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ Liggett & Webb, P.A.

LIGGETT & WEBB, P.A.

Certified Public Accountants

We have served as the Company’s auditor since 2016

Boynton Beach, Florida

March 30, 2018

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2017 AND DECEMBER 31, 2016

	December 31, 2017	December 31, 2016

ASSETS
Current Assets:
Cash and cash equivalents	$8,969	$42,186
Accounts receivable, net	66,754	16,579
Total Current Assets	75,723	58,765

Property and equipment, net	--	818

Other Assets:
Security Deposit	1,450	--
Software, net	988,838	1,025,169
Customer lists, net	856,898	327,596
Covenant not to compete, net	37,794	3,767
Total other assets	1,884,980	1,356,532

TOTAL ASSETS	$1,960,703	$1,416,115

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$332,760	$48,214
Accrued expenses	110,008	34,687
Deferred revenue	51,410	--
Promissory notes – current portion	175,000	--
Promissory notes – related party – current portion	125,000	--
Total Current Liabilities	794,178	82,901

Promissory note – related party – non-current	375,000	500,000
Promissory notes – non-current	375,000	200,000
TOTAL LIABILITIES	1,544,178	782,901

Commitments and Contingencies (See Note 5)	--	--

Stockholders’ Equity:
Common Stock, 70,000,000 shares authorized, $.001 par value, 10,049,754 and 7,974,252 shares issued and outstanding in 2017 and 2016, respectively	10,050	7,974
Additional paid in capital	3,977,977	2,819,326
Accumulated deficit	(3,571,502)	(2,194,086)
Total stockholders’ equity	416,525	633,214

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,960,703	$1,416,115

The Notes to the Consolidated Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND DECEMBER 31, 2016

	For the Year ended December 31, 2017	For the Year ended December 31, 2016

Revenues
Service revenues	$123,823	$20,488
Contract revenues	511,942	37,705
Total revenues	635,765	58,193

Cost and expenses:
Cost of revenues	145,217	26,267
Selling, general and administrative expense	934,313	2,012,015
Amortization expense	846,510	120,902
Total operating expenses	1,926,040	2,159,184

Loss from operations	(1,290,275)	(2,100,991)

Other Income (Expense)
Loss on conversion of debt	--	(72,000)
Interest expense	(87,141)	(16,936)
Total other income (expense)	(87,141)	(88,936)

Loss before income taxes	(1,377,416)	(2,189,927)

Provision for income taxes	--	--

Net Loss	$(1,377,416)	$(2,189,927)

Basic and diluted net loss per common share	$(0.14)	$(0.50)

Basic and diluted Weighted Average Number of Common Shares	9,604,882	4,388,597

The Notes to the Consolidated Financial Statements are an integral part of these statements.

EMR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

					Total
			Additional		Stockholders’
	Common Stock		Paid in	Accumulated	Equity
	Shares	Par Value	Capital	Deficit	(Deficit)

Balance at December 31, 2015	2,500,000	$2,500	$—	$(4,159)	$(1,659)

Issuance of Common Stock for services	550,000	550	—	—	550

Issuance of Common Stock for cash	656,751	657	354,343	—	355,000

Issuance of Common Stock for cash	925,001	925	499,075	—	500,000

Issuance of Common Stock for acquisition FMS	50,000	50	27,200	—	27,250

Issuance of Common Stock for services	3,000,000	3,000	1,617,000	—	1,620,000

Issuance of Common Stock for partial conversion of convertible promissory note	200,000	200	271,800	—	272,000

Issuance of Common Stock for cash	92,500	92	49,908	—	50,000

Net Loss	—	—	—	(2,189,927)	(2,189,927)

Balance at December 31, 2016	7,974,252	7,974	2,819,326	(2,194,086)	633,214

Issuance of Common Stock for cash	550,001	550	299,450	—	300,000

Issuance of Common Stock for cash	1,387,501	1,388	748,612	—	750,000

Issuance of Common Stock for Director services	50,000	50	27,222	—	27,272

Issuance of Common Stock for Employee services	10,000	10	5,445	—	5,455

Issuance of Common Stock for cash	3,000	3	2,997	—	3,000

Issuance of Common Stock for conversion of interest	25,000	25	24,975	—	25,000

Issuance of Common Stock for conversion of principal	50,000	50	49,950	—	50,000

Net Loss	—	—	—	(1,377,416)	(1,377,416)

Balance at December 31, 2017	10,049,754	$10,050	$3,977,977	$(3,571,502)	$416,525

The Notes to the Consolidated Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	For the Year ended December 31, 2017	For the Year ended December 31, 2016

Cash Flows From Operating Activities:
Net Loss	$(1,377,416)	$(2,189,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	32,727	1,620,550
Amortization	846,511	120,902
Depreciation	818	596
Provision for Bad Debt	31,237	--
Loss on the conversion of convertible promissory note	--	72,000

Changes in operating assets and liabilities:
Accounts receivable	220,470	(1,781)
Accounts payable and accrued expenses	239,507	76,505
Deferred revenue	(33,269)	--
Other assets	(1,450)	--
Net Cash Used in Operating Activities	(40,865)	(301,155)

Cash Flows From Investing Activities:
Acquisition of entities	(1,045,352)	(560,000)
Net Cash Used in Investing Activities	(1,045,352)	(560,000)

Cash Flows From Financing Activities:
Proceeds from issuance stock	1,053,000	905,000
Repayment of shareholder loan	--	(1,659)
Net Cash Provided by Financing Activities	1,053,000	903,341

Net Change in Cash and cash equivalents	(33,217)	42,186
Cash and cash equivalents at Beginning of the Period	42,186	0
Cash and cash equivalents at End of the Period	$8,969	$42,186

Cash paid for interest	$68,342	$--
Cash paid for taxes	$--	$--

Non Cash Investing & Financing Activities:
Promissory note obligation incurred upon acquisition	$400,000	$900,000
Promissory note obligation and accrued interest converted to stock	$75,000	$200,000

The Notes to the Consolidated Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND DECEMBER 31, 2016

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

The Company is a Nevada corporation formed on November 3, 2015. It was formed as a holding company whose principal activities consists of acquiring electronic medical records and relates services companies. Its fiscal year end is December 31. To date, the Company has financed and acquired four electronic medical records companies.

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2017 and December 31, 2016, the Company had no cash equivalents.

(D) Principles of Consolidation

The 2017 consolidated financial statements include the operations of EMR Technology Solutions, Inc., its wholly owned subsidiaries First Medical Solutions Corporation (from September 23, 2016), EMRgence, LLC (from September 26, 2016), Empower Technologies, Inc. (from January 1, 2017), and Digital Medical Solutions, Inc. (from March 15, 2017). The 2016 financial statements include the operations of EMR Technology Solutions, Inc., its wholly owned subsidiaries First Medical Solutions Corporation (from September 23, 2016) and EMRgence, LLC (from September 26, 2016). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company follows the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The tax returns for the years ended December 31, 2017, 2016 and 2015 are subject to examination by the Internal Revenue Service.

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

Depreciation/
Amortization
Asset Category	Period
Furniture and fixtures	7 Years
Computer equipment	3 Years

Computer and equipment and website costs consisted of the following:

	December 31, 2017	December 31, 2016
Computer equipment	$12,758	$12,758
Furniture and Fixtures	1,254	1,254

Total	14,012	14,012
Accumulated depreciation	(14,012)	(13,194)
Balance	$--	$818

Depreciation expense for the year ended December 31, 2017 and December 31, 2016 was $818 and $596, respectively.

(G) Amortization and Impairment of Long-Lived Assets

Amortization and Impairment of long-lived assets are non-cash expenses relating primarily to intangible assets. The Company accounts for long-lived assets in accordance with the provisions of FASB ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Software costs are amortized over three (3) years. Non-compete costs are amortized over three (3) years and Customer Lists are amortized over five (5) years. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2017, we have not recorded any impairments.

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

(I) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(J) Revenue Recognition

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

(K) Stock-Based Compensation

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

(L) Basic and Diluted Net Loss Per Common Share

In accordance with ASC 260-10, “Earnings Per Share”, basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. As of December 31, 2017, and December 31, 2016, the Company has 816,667 and 233,333 shares of common stock issuable upon the conversion of notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the year ended December 31, 2017 and December 31, 2016.

(M) Recent Accounting Pronouncements

In April 2016, the FASB issued ASU 2016–10 Revenue from Contract with Customers (Topic 606): identifying Performance Obligations and Licensing “The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In May 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-09, Compensation- Stock Compensation (Topic718) Clarifying share-based payment modification guidance. The amendments in this update clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date, with early adoption permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements to determine their impact, if any, on our financial statements.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss and used cash in operating activities for the year ended December 31, 2017 and December 31, 2016. The Company also has an accumulated deficit at December 31, 2017. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital to sustain its current level of operations.

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

The acquisition date estimated fair value of the consideration transferred consisted of the following:

Liabilities assumed	$(89,911)
Net liabilities assumed	(89,911)

Non-compete agreements	53,103
Customer list	482,160
Total purchase price	$535,263

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

The acquisition date estimated fair value of the consideration transferred consisted of the following:

Tangible assets acquired	$300,932
Liabilities assumed	(135,219)
Net tangible assets	165,713
Customer list	384,287
Software	450,000
Total purchase price	$1,000,000

The agreements resulted in the purchase of 100% of the outstanding shares of FMS, EMRG, ETI, and DMSI.

As of December 31, 2017, the Company has recorded an estimated fair value of the intangible assets of FMS, EMRG, ETI, and DMSI based on a preliminary purchase price allocation prepared by management.  As a result, during the preliminary purchase price allocation period, which may be up to one year from the business combination date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. After the preliminary purchase price allocation period, we record adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in our operating results in the period in which the adjustments were determined.

Pro-forma Financial Information

The following unaudited pro-forma information presents the combined results of operations for the periods as if the acquisition of FMS, EMRG, ETI, and DMSI had been completed on January 1, 2017 and 2016.

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016

Revenue	$808,563	$828,468
Total expenses	2,018,823	2,812,833
Net loss	$(1,210,260)	$(1,984,365)
Net loss per common share, basic and diluted	$(0.12)	$(0.27)

NOTE 4 – PROMISSORY NOTES

The $700,000 FMS Note has an interest rate of ten percent (10%) per annum for a period of two (2) years and fully amortizes during the third (3rd) year. The note is secured by an escrowed copy of the software source code. The note can be converted at any time, at the option of the holder, into shares of the Company’s stock at a conversion price of $1.00 per share. On October 31, 2016, the holder of the FMS Note converted $200,000 of the note for 200,000 shares of common stock. The Company has recorded loss on conversion of debt of $72,000. On November 15, 2017, the Board of Directors approved an amendment to the FMS Note changing the conversion provision from $3.00 per share to $1.00 per share. On December 31, 2017, the holder of the FMS Note converted $25,000 of interest due for 25,000 shares of common stock.

The Company issued a three (3) year convertible promissory note (the “EMRG Note”) for two hundred thousand dollars ($200,000). The EMRG Note has an interest rate of eight percent (8%) per annum for a period of one (1) years and fully amortizes during the next two (2) years. The note is secured with a pledge of forty percent (40%) of the membership interests acquired. The note can be converted at any time, at the option of the holder, into shares of the Company’s stock at a conversion price of $3 per share. On December 29, 2017, the EMRG Note was amended to change the beginning amortization period from December 31, 2017 to March 31, 2018 for $50,000 and 7 equal quarterly installments of $25,000 each thereafter and the interest rate was increased from 6% to 8% annually.

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

The Company issued a three (3) year unsecured convertible promissory note (the “DMSI Note”) for two hundred fifty thousand dollars ($250,000). The DMSI Note has an interest rate of six percent (6%) per annum for a period of one (1) year and fully amortizes during the next two (2) years. The note can be converted at any time, at the option of the holder, into shares of the Company’s stock at a conversion price of $1.00 per share. On December 20, 2017, the Agreement was amended to remove the purchase price adjustment for EBITDA. On December 20, 2017, the Note was amended to change the interest only period from one year to two years, changing the beginning of principal payments from December 31, 2017 to December 31, 2018 and to increase the annual interest rate from 6% to 8% commencing January 1, 2018. On December 22, 2017, the Board of Directors approved an amendment to the Note changing the conversion provision from $3.00 per share to $1.00 per share. On December 29, 2017, the Board of Directors approved the request by the holder of the DMSI Note to convert $50,000 principal of the DMSI Note into 50,000 shares of the Company’s common stock.

Maturities of Long-Term Obligations for 2018 and Beyond

The minimum annual principal payments of notes payable at December 31, 2017 were:

2018	$300,000
2019	750,000
Total minimum principal payments	$1,050,000

NOTE 5 – COMMITMENTS AND CONTINGENCIES

On January 15, 2017, the Company entered into a two-year lease for office space, effective January 15, 2017 for a monthly rent of $1,143 per month. The minimum annual lease payments at December 31, 2017 were $13,704. The lease expires January 31, 2019.

Rent expense for the year ended December 31, 2017 and December 31, 2016 was $12,562 and $414 respectively.

The minimum annual lease payments for 2018 and beyond are:

2018	$13,716
2019	1,143
Total minimum lease payments	$14,859

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

On October 5, 2017, two (2) members of the Board of Directors of the Company were each issued 25,000 of the Company’s common stock with a fair value of $27,272, based on recent cash sales, as compensation for services in such capacity.

On October 17, 2017, 10,000 shares of the Company’s common stock with a fair value of $5,455, based on recent cash sales, were issued to a non-executive employee of the Company as a bonus for performance.

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

The Company, under its 2016 Plan, issues options to various officers, directors and consultants. The options may vest immediately or in equal annual installments over a five-year period. All of the options are exercisable at a purchase price determined by the Board of Directors on the date of grant and may have a term of up to 10 years.

On December 12, 2017, the Board of Directors approved the issuance of ninety thousand (90,000) options, with immediate vesting on January 1, 2018, to purchase common stock of the Corporation at a value of $0.001 per share for consulting services. The options will expire five (5) years from the date of the grant, which is January 1, 2018.

(E) – Stock Issued for Conversion of Convertible Promissory Note

On October 31, 2016, the holder of the FMS Note converted $200,000 of the note for 200,000 shares of common stock. The Company has recorded a loss on conversion of debt of $72,000.

On December 31, 2017, the Company issued 50,000 shares of common stock to a note holder for the conversion of $50,000 of note principal at $1.00 per share.

On December 31, 2017, the Company issued 25,000 shares of common stock to a related party note holder for two quarterly interest payments at $1.00 per share.

NOTE 7 - RELATED PARTY TRANSACTIONS

During 2015, a stockholder loaned the Company $1,659. The amounts were due on demand, interest free and unsecured. During 2016, the loan was paid in full.

On September 12, 2016, the Company paid $200,000 in bonuses to the Chief Executive Officer and Chief Financial Officer with whom the Company does not have employment agreements.

On October 5, 2017, two (2) members of the Board of Directors of the Company were each issued 25,000 of the Company’s common stock with a fair value of $27,272, based on recent cash sales, as compensation for services in such capacity.

On December 31, 2017, the Company issued 25,000 shares of common stock to a related party note holder for two quarterly interest payments at $1.00 per share.

NOTE 8 – INCOME TAXES

2017 U.S. Tax Reform

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “TCJA”) that significantly reforms the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, effective as of January 1, 2018; limitation of the tax deduction for interest expense; limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such tax losses may be carried forward indefinitely); modifying or repealing many business deductions and credits, including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”; and repeal of the federal Alternative Minimum Tax (“AMT”).

The staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. In connection with the initial analysis of the impact of the TCJA, the Company remeasured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The remeasurement of the Company's deferred tax assets and liabilities was offset by a change in the valuation allowance.

The Company is still in the process of analyzing the impact to the Company of the TCJA. Where the Company has been able to make reasonable estimates of the effects related to which its analysis is not yet complete, the Company has recorded provisional amounts. The ultimate impact to the Company’s consolidated financial statements of the TCJA may differ from the provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA. The accounting is expected to be complete when the Company’s 2017 U.S. corporate income tax return is filed in 2018.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes, (computed by applying the United States Federal tax rate of 34% to loss before taxes), as follows:

The tax effects of the temporary differences between reportable financial statement income (loss) and taxable income (loss) are recognized as deferred tax assets and liabilities.

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016

Tax expense (benefit) at the statutory rate	$(444,293)	$(703,624)
State income taxes (benefit), net of federal income tax benefit	(90,843)	(120,446)
Non-deductible expenses	13,104	637,419
Change in tax rate estimates	222,925	--
Change in valuation allowance	299,107	186,651
Total	$—	$—

The tax effect of significant components of the Company’s deferred tax assets and liabilities at December 31, 2017 and December 31, 2016, are as follows:

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Deferred tax assets:
Net operating loss carryforward	$247,090	$141,780
Amortization and depreciation	231,129	--
Provision for bad debt	8,163	45,495
Total gross deferred tax assets	486,382	187,725
Less: Deferred tax asset valuation allowance	(486,382)	(187,725)
Total net deferred tax assets	$—	$—

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2017 and 2016 were fully offset by a 100% valuation allowance.

The 2017, 2016, and 2015 tax returns remain subject to audit by various Federal and State taxing authorities.

NOTE 9 – SUBSEQUENT EVENTS

On December 12, 2017, the Board of Directors approved the issuance of ninety thousand (90,000) options, with immediate vesting on January 1, 2018, to purchase common stock of the Corporation at a value of $0.001 per share for consulting services. The options will expire five (5) years from the date of the grant, which is January 1, 2018.

On January 17, 2018, 7,500 shares of the Company’s common stock with a fair value of $4,050 were issued to a non-executive employee of the Company as a bonus for performance.

On January 18, 2018, the Company entered into a Revenue Based Factoring Agreement with a third party. Under the agreement, the Company was advanced $56,500, in cash. The interest rate on this advance is 15.6% with a total repayment obligation of $74,919 for 1 year from the date of the advance. The advance was received by the Company on January, 31, 2018.