Form 10-Q
period 2018-03-31
EMR Technology Solutions, Inc.
filed 2018-05-15
CIK 1687999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

As of May 15, 2018, there were 10,064,754 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2018 AND DECEMBER 31, 2017

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$15,079	$8,969
Accounts receivable, net	85,126	66,754
Total Current Assets	100,205	75,723

Property and equipment, net	--	--

Other Assets:
Security Deposit	1,450	1,450
Software, net	857,397	988,838
Customer lists, net	770,529	856,898
Covenant not to compete, net	34,442	37,794
Total other assets	1,663,818	1,884,980

TOTAL ASSETS	$1,764,023	$1,960,703

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$332,431	$332,760
Accrued expenses	110,175	110,008
Deferred revenue	57,428	51,410
Factor advance, net	47,145	--
Promissory notes – current portion	275,000	175,000
Promissory notes – related party - current portion	250,000	125,000
Total Current Liabilities	1,072,179	794,178

Promissory note – related party – non-current	250,000	375,000
Promissory notes – non-current	275,000	375,000
TOTAL LIABILITIES	1,597,179	1,544,178

Commitments and Contingencies (See Note 5)

Stockholders’ Equity:
Common Stock, 70,000,000 shares authorized, $.001 par value, 10,057,254 and 10,049,754 shares issued and outstanding in 2018 and 2017, respectively	10,058	10,050
Additional paid in capital	4,030,529	3,977,977
Accumulated deficit	(3,873,743)	(3,571,502)
Total stockholders’ equity	166,844	416,525

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,764,023	$1,960,703

The Notes to the Condensed Consolidated Unaudited Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2018 AND MARCH 31, 2017

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
Revenues:
Service revenues	$128,480	$74,655
Contract revenues	132,829	42,046
Total revenues	261,309	116,701

Costs and expenses:
Cost of revenues	34,815	26,728
Selling, general, and administrative expense	281,673	146,846
Amortization expense	221,162	166,600
Total operating expenses	537,650	340,174

Loss from operations	(276,341)	(223,473)

Other Income (Expense)
Interest expense (net)	(25,900)	(21,644)
Total other income (expense)	(25,900)	(21,644)

Loss before income taxes	(302,241)	(245,117)

Provision for income taxes	--	--

Net Loss	$(302,241)	$(245,117)

Basic and diluted net loss per common share	$(0.03)	$(0.03)

Weighted Average Number of Common Shares – Basic and diluted	10,063,321	8,614,393

The Notes to the Condensed Consolidated Unaudited Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(UNAUDITED)

	For the Three Months ended March 31, 2018	For the Three Months ended March 31, 2017
Cash Flows From Operating Activities:
Net Loss	$(302,241)	$(245,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	4,050	--
Amortization	221,162	166,600
Depreciation	--	176
Stock option expense	48,510	--
Provision for bad debt	10,440	--
Amortization of debt discount	3,150	--
Changes in operating assets and liabilities:
Accounts receivable	(28,812)	123,117
Accounts payable and accrued expenses	(162)	17,377
Deferred revenue	6,018	(7,487)
Other assets	--	(1,450)
Net Cash Used in Operating Activities	(37,885)	53,216

Cash Flows From Investing Activities:
Cash acquired in acquisition	--	10,586
Payments for acquisitions	--	(1,045,352)
Net Cash Used in Investing Activities	--	(1,034,766)

Cash Flows From Financing Activities:
Proceeds from Factoring advance	56,500	--
Repayment on Factoring advance	(12,505)	--
Proceeds from issuance of stock	--	1,050,000
Net Cash Provided by Financing Activities	43,995	1,050,000

Net Change in Cash and cash equivalents	6,110	68,450
Cash and cash equivalents at Beginning of the Period	8,969	42,186
Cash and cash equivalents at End of the Period	$15,079	$110,636

Cash paid for interest	$25,900	$38,494
Cash paid for taxes	$--	$--

Non-Cash Investing & Financing Activities:
Promissory note obligation incurred upon acquisition	$--	$400,000

The Notes to the Condensed Consolidated Unaudited Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2018 and December 31, 2017, the Company had no cash equivalents.

(D)	Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables, and changes in payment histories. Accounts receivable are written off when management determines the likelihood of collection is remote. Interest is not charged on accounts receivable that are past due. The Company recorded an allowance for doubtful accounts of $50,050 and $41,044 as of March 31, 2018 and December 31, 2017, respectively.

(E)	Principles of Consolidation

The 2018 and 2017 consolidated financial statements include the operations of EMR Technology Solutions, Inc. (“EMR”), its wholly owned subsidiaries First Medical Solutions, Inc. (from September 23, 2016) (“FMS”), EMRgence, LLC (from September 26, 2016) (“EMRG”), Empower Technologies, Inc. (from January 16, 2017) (“ETI”), and Digital Medical Solutions, Inc. (from March 15, 2017) (“DMSI”). All significant intercompany accounts and transactions have been eliminated in consolidation.

(F)	Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The tax return for the years ended December 31, 2017 and 2016 are subject to examination by the Internal Revenue Service.

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

(H)	Amortization and Impairment of Long-Lived Assets

Amortization and Impairment of long-lived assets are non-cash expenses relating primarily to intangible assets. The Company accounts for long-lived assets in accordance with the provisions of FASB ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Software costs are amortized over three (3) years. Non-compete costs are amortized over three (3) years and Customer Lists are amortized over three (3) years. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of March 31, 2018 and December 31, 2017, we have not recorded any impairments. Amortization expense was $221,162 and $166,600 for the three months ended March 31, 2018 and 2017.

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

Advertising costs are expensed as incurred. The Company incurred $500 in advertising expenses for the three months ended March 31, 2018 and $0 for the three months ended March 31, 2017.

(K)	Business Segments

The Company operates in one segment and therefore segment information is not presented.

(L)	Revenue Recognition

The Company accounts for revenue in accordance with Topic 606, which the Company adopted on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 did not have a material impact on the timing or amounts of revenue recognized in our unaudited condensed consolidated financial statements and therefore did not have a material impact on our financial position, results of operations, equity or cash flows as of the adoption date or for the three months ended March 31, 2018. The Company did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the impact was immaterial. Also, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Revenues are recognized when the Company satisfies a performance obligation by transferring control of the promised goods or services to our customers at a point in time, in an amount specified in the contract with our customer and that reflects the consideration The Company expect to be entitled to in exchange for those goods or services. The Company also assesses our customer’s ability and intention to pay, which is based on a variety of factors including our customer’s historical payment experience and financial condition.

The Company derives revenue from the sale of hardware and software licenses when the products are installed and all required post implementation services are completed. The Company recognizes revenue from consulting services as the services are performed. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer under Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of our contracts with customers contain a single performance obligation to provide agreed-upon products or services. For contracts with multiple performance obligations, we allocate revenue to each performance obligation based on its relative standalone selling price. In accordance with Topic 606, we do not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer. The timing of our performance often differs from the timing of invoicing, which results in the recording of deferred revenue. Deferred revenue will be recognized when performance obligation is satisfied.

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

(O)	Basic and Diluted Net Loss Per Common Share

In accordance with ASC 260-10, “Earnings Per Share”, basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. As of March 31, 2018 and March 31, 2017, the Company has 816,667 and 366,667 shares of common stock issuable upon the conversion of notes payable and 90,000 and 0 shares of common stock issuable upon the exercise of options, respectively, that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive.

(P)	Recent Accounting Pronouncements

In April 2016, the FASB issued ASU 2016–10 Revenue from Contract with Customers (Topic 606): identifying Performance Obligations and Licensing “The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. The Company adopted Topic 606 using the modified retrospective method in the first quarter of 2018. The adoption of Topic 606 did not have a material impact on the timing or amounts of revenue recognized in our unaudited condensed consolidated financial statements and therefore did not have a material impact on our financial position, results of operations, equity or cash flows as of the adoption date or for the three months ended March 31, 2018. Furthermore, we expect the impact of the adoption of the new standard to be immaterial to our revenue and gross profit on an ongoing basis. We did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the impact was immaterial. Also, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

In May 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (ASU”) 2017-09, Compensation-Stock Compensation (Topic718) Clarifying share-based payment modification guidance. The amendments in this update clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date, with early adoption permitted. We determined that the provisions of this ASU has no any impact on our results of operations, cash flows, or financial condition.

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements to determine their impact, if any, on our financial statements.

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss for the three months ended March 31, 2018. The Company also has a working capital deficit and an accumulated deficit at March 31, 2018. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital to sustain its current level of operations.

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

The agreements resulted in the purchase of 100% of the outstanding shares of ETI and DMSI.

Pro-forma Financial Information

The following unaudited pro-forma information presents the combined results of operations for the periods as if the acquisition of DMSI had been completed on January 1, 2017.

For the Three Months Ended March 31, 2017

Revenue	$320,499
Total expenses	367,460
Net loss	$(46,961)
Net loss per common share, basic and diluted	$(0.01)

NOTE 4 – PROMISSORY NOTES AND FACTOR ADVANCES

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

The Company issued a three (3) year convertible promissory note (the “EMRG Note”) for two hundred thousand dollars ($200,000). The EMRG Note has an interest rate of eight percent (8%) per annum for a period of one (1) years and fully amortizes during the next two (2) years. The note is secured with a pledge of forty percent (40%) of the membership interests acquired. The note can be converted at any time, at the option of the holder, into shares of the Company’s stock at a conversion price of $3 per share. On December 29, 2017, the EMRG Note was amended to change the beginning amortization period from December 31, 2017 to March 31, 2018 for $50,000 and 7 equal quarterly installments of $25,000 each thereafter and the interest rate was increased from 6% to 8% annually. On March 31, 2018, the EMRG Note was amended to change the beginning amortization period from March 31, 2018 to October 1, 2018 for $100,000 and 4 equal quarterly installments of $25,000 each thereafter.

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

On January 18, 2018, the Company entered into a Revenue Based Factoring Agreement with a third party. Under the agreement, the Company has sold $74,919 (the “Purchase Price”) in future accounts and contract rights for $56,500. The advance was received by the Company on January, 31, 2018. The difference between the amount sold and the purchase price of $18,419 has been recorded as a debt discount. In exchange for the purchased amount, the Company authorized the third party to ACH debit $305 daily from the Company’s bank account until the purchased amount is fully received. As of March 31, 2018, the balance due was $47,145, net of debt discount of $15,269. The Company amortized $3,150 of debt discount during the three months ended March 31, 2018.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

On January 15, 2017, the Company entered into a two-year lease for office space, effective January 15, 2017 for a monthly rent of $1,143 per month. Rent expense for the three months ended March 31, 2018 and 2017 was $3,484 and $2,585, respectively. The lease expires January 31, 2019.

NOTE 6 – STOCKHOLDERS’ EQUITY

(A) - Stock issued for cash

Effective August 23, 2016, the Company entered into an Investor Stock Subscription Agreement (“Agreement”) with an entity controlled by our Chief Financial Officer (the “Investor”) to purchase three million seven hundred thousand (3,700,000) shares of the Company’s common stock for two million dollars ($2,000,000) in tranches based on certain milestone events. On August 23, 2016, the investor purchased 656,751 shares of common stock for $355,000. On September 22, 2016, the Investor purchased 925,001 shares of common stock for $500,000 that was used to close two acquisitions. On December 29, 2016, the Investor purchased 92,500 shares of common stock for $50,000 that was used for working capital. On January 13, 2017, the Investor purchased 550,001 shares of common stock for $300,000 that was used to close an acquisition. On March 17, 2017, the Investor purchased 1,387,501 shares of common stock for $750,000 that was used to close an acquisition. The remaining investments are subject to the company reaching certain milestones under the agreement. On April 6, 2018, the Board of Directors of the Company approved an amendment to the Investor Stock Subscription Agreement reducing the number of shares of the Company’s common stock to be issued to the Investor to 3,611,754 shares for $1,955,000.

(B) - Stock issued for Services

On January 17, 2018, 7,500 shares of the Company’s common stock with a fair value of $4,050 were issued to a non-executive employee of the Company as a bonus for performance.

(C) - Equity Incentive Plan

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

On December 12, 2017, the Board of Directors approved the issuance of ninety thousand (90,000) options, with immediate vesting on January 1, 2018, to purchase common stock of the Corporation at a value of $0.001 per share for consulting services. The options will expire five (5) years from the date of the grant, which is January 1, 2018. The Company calculated the fair value of the options by using the Black-Scholes option-pricing model with the following assumptions: no dividend yield; expected volatility of 78%; risk-free interest rate of 1.53%; and an expected life of six months.

The total fair value calculated for option is $48,511. During the three month period ended March 31, 2018, the Company expensed $48,511 for options. The unrecognized future balance to be expensed over the term of the options is $0.

The following sets forth the options granted and outstanding as of January 31, 2018:

	Options	Weighted Average Exercise price	Granted Options Exercisable	Intrinsic value
Outstanding at January 1, 2018	--	--	--	--
Granted	90,000	0.001	90,000	$48,511
Exercised	--	--	--	--
Forfeited/Expired by termination	--	--	--	--
Outstanding at March 31, 2018	90,000	0.001	90,000	$48,511

NOTE 7 – SUBSEQUENT EVENTS

On April 6, 2018, the Board of Directors approved an amendment to the Investor Stock Subscription Agreement reducing the number of shares of the Company’s common stock to be issued to the Investor to 3,611,754 shares for $1,955,000.

On April 23, 2018, 7,500 shares of the Company’s common stock with a fair value of $4,050 were issued to a non-executive employee of the Company as a bonus for performance.

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

Results of Operations

Revenues

Revenues of $261,309 for the three months ended March 31, 2018 increased by $144,608 over revenues of $116,701 for the three months ended March 31, 2017. This was primarily attributable to a full three month period of operations from ETI and DMSI.

Cost of Revenues

Cost of revenues of $34,815 for the three months ended March 31, 2018, increased by $8,087 over cost of revenues of $26,728 for the three months ended March 31, 2017. This was primarily attributable to a full three month period of operations from ETI and DMSI.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses of $281,673 for the three months ended March 31, 2018, increased by $134,827 over selling, general and administrative expenses of $146,846 for the three months ended March 31, 2017. The increase in selling, general and administrative expenses was primarily attributable to an increase in selling, general, and administrative expenses resulting from a full three month period of operations from ETI and DMSI as well as an increase in stock option expense of $48,510, and accounting and professional fees of $18,903.

Amortization Expense

Amortization expense of $221,162 for the for the three months ended March 31, 2018, increased by $54,562 over amortization expense of $166,600 for the three months ended March 31, 2017. This was primarily attributable to a full three month period of amortization for ETI and DMSI.

Other Expense

Other Expense of $25,900 the three months ended March 31, 2018, increased by $4,256 over other expense of $21,644 for the three months ended March 31, 2017. This was primarily due to the increase in interest expense resulting from the factoring agreement entered into in January 2018.

Net Loss

Net Loss of $302,241 for the three months ended March 31, 2018, increased by $57,124 over Net Loss of $245,117 for the three months ended March 31, 2017. This increase was primarily due to the increase in selling, general and administrative expenses, cost of revenues, amortization, and other expense described above and offset by increases in revenues.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at three months ended March 31, 2018 compared to December 31, 2017.

	March 31, 2018	December 31, 2017
Current Assets	$100,205	$75,723
Current Liabilities	$1,072,179	$794,178
Working Capital (Deficit)	$(971,974)	$(718,455)

As of March 31, 2018, we had a working capital deficit of ($971,974) as compared to working capital deficit of ($718,455) at December 31, 2017, an increase in working capital deficit of $253,519.

Net cash used in operations of $37,885 increased by $91,101 for the three months ended March 31, 2018 over the same period in 2017 primarily due to a increase in net loss in 2018 over 2017 of $57,124.

Net cash provided from financing activities of $43,995 during the three months ended March 31, 2018 decreased by $1,006,005 from $1,050,000 during the same period in 2017. This increase was primarily due to a decrease of $1,050,000 of proceeds from the issuance of stock during the three month period ended March 31, 2018 compared to the same period in 2017 offset by an increase in net proceeds from a factoring advance.

Our Auditors Have Raised Substantial Doubts as to Our Ability to Continue as a Going Concern

Our consolidated financial statements have been prepared assuming we will continue as a going concern. The Company has experienced recurring losses from operations which have caused an accumulated deficit of $3,873,743 at March 31, 2018.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates may include those pertaining to accruals, stock-based compensation and income taxes. Actual results could materially differ from those estimates.

Revenue Recognition

The Company accounts for revenue in accordance with Topic 606, which The Company adopted on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 did not have a material impact on the timing or amounts of revenue recognized in our unaudited condensed consolidated financial statements and therefore did not have a material impact on our financial position, results of operations, equity or cash flows as of the adoption date or for the three months ended March 31, 2018. The Company did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the impact was immaterial. Also, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Revenues are recognized when the Company satisfies a performance obligation by transferring control of the promised goods or services to our customers at a point in time, in an amount specified in the contract with our customer and that reflects the consideration The Company expect to be entitled to in exchange for those goods or services. The Company also assesses our customer’s ability and intention to pay, which is based on a variety of factors including our customer’s historical payment experience and financial condition.

The Company derives revenue from the sale of hardware and software licenses when the products are installed and all required post implementation services are completed. The Company recognizes revenue from consulting services as the services are performed. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer under Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of our contracts with customers contain a single performance obligation to provide agreed-upon products or services. For contracts with multiple performance obligations, we allocate revenue to each performance obligation based on its relative standalone selling price. In accordance with Topic 606, we do not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer. The timing of our performance often differs from the timing of invoicing, which results in the recording of deferred revenue. Deferred revenue will be recognized when performance obligation is satisfied.

Recent Accounting Standards

We have implemented all new accounting standards that are in effect and may impact our financial statements and do not believe that there are any other new accounting standards that have been issued that might have a material impact on our financial position or results of operations.

In May 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (ASU”) 2017-09, Compensation-Stock Compensation (Topic718) Clarifying share-based payment modification guidance. The amendments in this update clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date, with early adoption permitted. We determined that the provisions of this ASU has no any impact on our results of operations, cash flows, or financial condition.

In April 2016, the FASB issued ASU 2016–10 Revenue from Contract with Customers (Topic 606): identifying Performance Obligations and Licensing”. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. The Company adopted Topic 606 using the modified retrospective method in the first quarter of 2018. The adoption of Topic 606 did not have a material impact on the timing or amounts of revenue recognized in our unaudited condensed consolidated financial statements and therefore did not have a material impact on our financial position, results of operations, equity or cash flows as of the adoption date or for the three months ended March 31, 2018. Furthermore, we expect the impact of the adoption of the new standard to be immaterial to our revenue and gross profit on an ongoing basis. We did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the impact was immaterial. Also, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Registration Statement on Form S-1 filed with the SEC on May 14, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 17, 2018, 7,500 shares of the Company’s common stock were issued to a non-executive employee of the Company as a bonus for performance.

On April 23, 2018, 7,500 shares of the Company’s common stock were issued to a non-executive employee of the Company as a bonus for performance.

The above issuances of securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but qualified for exemption under Section 4(a)(2) of the Securities Act. The securities were exempt from registration under Section 4(a)(2) of the Securities Act because the issuance of such securities by the Company did not involve a “public offering,” as defined in Section 4(a)(2) of the Securities Act, due to the insubstantial number of persons involved in the transaction, size of the offering, and manner of the offering and number of securities offered. The Company did not undertake an offering in which it sold a high number of securities to a high number of investors. In addition, the shareholder had the necessary investment intent as required by Section 4(a)(2) of the Securities Act since they agreed to, and received, the securities bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act.

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

EMR TECHNOLOGY SOLUTIONS, INC.

Date: May 15, 2018	By:	/s/ John X. Adiletta
	Name:	John X. Adiletta
	Title:	Chief Executive Officer
(Principal Executive Officer)

