Form 10-Q
period 2018-06-30
EMR Technology Solutions, Inc.
filed 2018-08-14
CIK 1687999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of August 13, 2018, there were 10,064,754 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2018 AND DECEMBER 31, 2017

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$39,646	$8,969
Accounts receivable, net	49,336	66,754
Total Current Assets	88,982	75,723

Property and equipment, net	--	--

Other Assets:
Security Deposit	1,450	1,450
Software, net	725,956	988,838
Customer lists, net	682,346	856,898
Covenant not to compete, net	31,089	37,794
Total other assets	1,440,841	1,884,980

TOTAL ASSETS	$1,529,823	$1,960,703

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current Liabilities:
Accounts payable	$386,972	$332,760
Accrued expenses	115,730	110,008
Cash overdraft	5,552	--
Deferred revenue	61,028	51,410
Factor advance, net	94,054	--
Promissory notes – current portion	384,375	175,000
Promissory notes – related party - current portion	400,000	125,000
Total Current Liabilities	1,447,711	794,178

Promissory note – related party – non-current	128,125	375,000
Promissory notes – non-current	150,000	375,000
TOTAL LIABILITIES	1,725,836	1,544,178

Commitments and Contingencies (See Note 5)

Stockholders’ Equity(Deficit):
Common Stock, 70,000,000 shares authorized, $.001 par value, 10,064,754 and 10,049,754 shares issued and outstanding in 2018 and 2017, respectively	10,065	10,050
Additional paid in capital	4,034,572	3,977,977
Accumulated deficit	(4,240,650)	(3,571,502)
Total stockholders’ equity(deficit)	(196,013)	416,525

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)	$1,529,823	$1,960,703

The Notes to the Condensed Consolidated Unaudited Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2018 AND JUNE 30, 2017

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Service revenues	$18,287	$42,935	$146,767	$117,590
Contract revenues	103,951	127,120	236,780	169,166
Total revenues	122,238	170,055	383,547	286,756

Costs and expenses:
Cost of revenues	11,586	28,099	46,401	54,827
Selling, general, and administrative expense	215,373	251,500	497,046	398,346
Amortization expense	221,162	221,162	442,324	387,762
Total operating expenses	448,121	500,761	985,771	840,935

Loss from operations	(325,883)	(330,706)	(602,224)	(554,179)

Other Income (Expense)
Interest expense (net)	(41,024)	(21,497)	(66,924)	(43,141)
Total other income (expense)	(41,024)	(21,497)	(66,924)	(43,141)

Loss before income taxes	(366,907)	(352,203)	(669,148)	(597,320)

Provision for income taxes	--	--	--	--

Net Loss	$(366,907)	$(352,203)	$(669,148)	$(597,320)

Basic and diluted net loss per common share	$(0.04)	$(0.04)	$(0.07)	$(0.06)

Weighted Average Number of Common Shares – Basic and diluted	10,063,321	9,911,755	10,059,906	9,266,657

The Notes to the Condensed Consolidated Unaudited Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

	For the Six Months ended June 30, 2018	For the Six Months ended June 30, 2017

Cash Flows From Operating Activities:
Net Loss	$(669,148)	$(597,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	8,100	--
Amortization	442,324	387,762
Depreciation	--	623
Stock option expense	48,510	--
Provision for(recovery of) bad debt	(2,234)	--
Amortization of debt discount	18,667	--
Changes in operating assets and liabilities:
Accounts receivable	19,652	139,166
Accounts payable and accrued expenses	74,249	18,580
Deferred revenue	9,618	2,629
Other assets	--	(1,450)
Net Cash Used in Operating Activities	(50,262)	(50,010)

Cash Flows From Investing Activities:
Cash acquired in acquisition	--	10,586
Payments for acquisitions	--	(1,045,352)
Net Cash Used in Investing Activities	--	(1,034,766)

Cash Flows From Financing Activities:
Proceeds from factoring advance	151,500	--
Repayment of factoring advance	(76,113)	--
Cash overdraft	5,552	--
Proceeds from issuance stock	--	1,050,000
Net Cash Provided by Financing Activities	80,939	1,050,000

Net Change in Cash and cash equivalents	30,677	(34,776)
Cash and cash equivalents at Beginning of the Period	8,969	42,186
Cash and cash equivalents at End of the Period	$39,646	$7,410

Cash paid for interest	$40,750	$43,141
Cash paid for taxes	$--	$--

Non-Cash Investing & Financing Activities:
Promissory note obligation incurred upon acquisition	$--	$400,000
Accrued interest converted into promissory note	$12,500	$--

The Notes to the Condensed Consolidated Unaudited Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2018 and December 31, 2017, the Company had no cash equivalents.

(D)	Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables, and changes in payment histories. Accounts receivable are written off when management determines the likelihood of collection is remote. Interest is not charged on accounts receivable that are past due. The Company recorded an allowance for doubtful accounts of $29,213 and $41,044 as of June 30, 2018 and December 31, 2017, respectively.

(E)	Principles of Consolidation

The 2018 and 2017 consolidated financial statements include the operations of EMR Technology Solutions, Inc. (“EMR”), its wholly owned subsidiaries First Medical Solutions, Inc. (“FMS”), EMRgence, LLC (“EMRG”), Empower Technologies, Inc. (from January 1, 2017) (“ETI”), and Digital Medical Solutions, Inc. (from March 15, 2017) (“DMSI”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

(H)	Amortization and Impairment of Long-Lived Assets

Amortization and Impairment of long-lived assets are non-cash expenses relating primarily to intangible assets. The Company accounts for long-lived assets in accordance with the provisions of FASB ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Software costs are amortized over three (3) years. Non-compete costs are amortized over three (3) years and Customer Lists are amortized over three (3) years. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of June 30, 2018 and December 31, 2017, we have not recorded any impairments. For the three and six months ended June 30, 2018, amortization expense was $221,162 and $442,324, respectively, and $221,162 and $387,762 for the three and six months ended June 30, 2017, respectively.

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

Advertising costs are expensed as incurred. For the three and six months ended June 30, 2018, the Company incurred $0 and $500, respectively, in advertising expenses and $0 and $0 for the three and six months ended June 30, 2017, respectively.

(K)	Business Segments

The Company operates in one segment and therefore segment information is not presented.

(L)	Revenue Recognition

The Company accounts for revenue in accordance with Topic 606, which the Company adopted on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 did not have a material impact on the timing or amounts of revenue recognized in our unaudited condensed consolidated financial statements and therefore did not have a material impact on our financial position, results of operations, equity or cash flows as of the adoption date or for the six months ended June 30, 2018. The Company did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the impact was immaterial. Also, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

The Company accounts for stock-based instruments issued to employees for services in accordance with ASC Topic 718. ASC Topic 718 requires the Company to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The value of the portion of an employee award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC Topic 505-50, “Equity-Based Payments to Non-Employees”.

(N)	Cost of Revenue

Cost of revenue consists primarily of sub-contractor costs related to personnel who provide services to our customers, co-location costs, and other direct costs related to our services. Costs associated with the implementation of new customers are expensed as incurred.

(O)	Basic and Diluted Net Loss Per Common Share

In accordance with ASC 260-10, “Earnings Per Share”, basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. As of June 30, 2018 and June 30, 2017, the Company has 829,167 and 366,667 shares of common stock issuable upon the conversion of notes payable and 90,000 and 0 shares of common stock issuable upon the exercise of options, respectively, that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive.

(P)	Recent Accounting Pronouncements

In April 2016, the FASB issued ASU 2016–10 Revenue from Contract with Customers (Topic 606): identifying Performance Obligations and Licensing “The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. The Company adopted Topic 606 using the modified retrospective method on January 1, 2018. The adoption of Topic 606 did not have a material impact on the timing or amounts of revenue recognized in our unaudited condensed consolidated financial statements and therefore did not have a material impact on our financial position, results of operations, equity or cash flows as of the adoption date or for the six months ended June 30, 2018. Furthermore, we expect the impact of the adoption of the new standard to be immaterial to our revenue and gross profit on an ongoing basis. We did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the impact was immaterial. Also, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

In May 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (ASU”) 2017-09, Compensation-Stock Compensation (Topic718) Clarifying share-based payment modification guidance. The amendments in this update clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date, with early adoption permitted. We determined that the provisions of this ASU have no any impact on our results of operations, cash flows, or financial condition.

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements to determine their impact, if any, on our financial statements.

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss for the six months ended June 30, 2018. The Company also has a working capital deficit and an accumulated deficit at June 30, 2018. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital to sustain its current level of operations.

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

For the Six Months Ended June 30, 2017

Revenue	$563,590
Total expenses	908,772
Net loss	$(345,182)
Net loss per common share, basic and diluted	$(0.04)

NOTE 4 – PROMISSORY NOTES AND FACTOR ADVANCES

The $700,000 FMS Note has an interest rate of ten percent (10%) per annum for a period of two (2) years and fully amortizes during the third (3rd) year. The note is secured by an escrowed copy of the software source code. The note can be converted at any time, at the option of the holder, into shares of the Company’s stock at a conversion price of $1.00 per share. On October 31, 2016, the holder of the FMS Note converted $200,000 of the note for 200,000 shares of common stock. The Company has recorded loss on conversion of debt of $72,000. On November 15, 2017, the Board of Directors approved an amendment to the FMS Note changing the conversion provision from $3.00 per share to $1.00 per share. On December 31, 2017, the holder of the FMS Note converted $25,000 of interest due for 25,000 shares of common stock. On June 30, 2018, the holder of the FMS Note converted $12,500 of interest due to additional principal on the FMS Note accruing at six percent (6.0%) annual interest.

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

On January 18, 2018, the Company entered into a Revenue Based Factoring Agreement with a third party. Under the agreement, the Company has sold $74,919 (the “Purchase Price”) in future accounts and contract rights for $56,500. The advance was received by the Company on January, 31, 2018. The difference between the amount sold and the purchase price of $18,419 has been recorded as a debt discount. In exchange for the purchased amount, the Company authorized the third party to ACH debit $305 daily from the Company’s bank account until the purchased amount is fully received. As of June 30, 2018, the balance due was fully repaid using the proceeds received from the June 26, 2018 Factoring Agreement described below. The Company amortized $18,419 of debt discount during the six months ended June 30, 2018.

On June 26, 2018, the Company entered into a Revenue Based Factoring Agreement with a third party. Under the agreement, the Company has sold $125,875 (the “Purchase Price”) in future accounts and contract rights for $95,000. The advance was received by the Company on June 28, 2018. A portion of the proceeds was used to satisfy the balance due on the January 18, 2018 Factoring Agreement described above. The difference between the amount sold and the purchase price of $30,875 has been recorded as a debt discount. In exchange for the purchased amount, the Company authorized the third party to ACH debit $473 daily from the Company’s bank account until the purchased amount is fully received. As of June 30, 2018, the balance due was $94,054, net of debt discount of $30,627. The Company amortized $248 of debt discount during the six months ended June 30, 2018.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

On January 15, 2017, the Company entered into a two-year lease for office space, effective January 15, 2017 for a monthly rent of $1,143 per month. Rent expense for the three and six months ended June 30, 2018 was $2,600 and $6,084, respectively, and $3,463 and $6,048 for the three and six months ended June 30, 2017, respectively. The lease expires January 31, 2019.

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

The total fair value calculated for option is $48,510. During the six month period ended June 30, 2018, the Company expensed $48,510 for options. The unrecognized future balance to be expensed over the term of the options is $0.

The following sets forth the options granted and outstanding as of June 30, 2018:

	Number of Options	Weighted Average Exercise price	Granted Options Exercisable	Intrinsic value
Options outstanding at December 31, 2017	--	--	--	--
Granted	90,000	$0.001	90,000	$48,510
Exercised	--	--	--	--
Forfeited/Expired	--	--	--	--

Options outstanding at June 30, 2018	90,000	$0.001	90,000	$48,510

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

Results of Operations

Revenues

For the three and six month periods ended June 30, 2018, revenues were $122,238 and $383,547 compared to $170,055 and $286,756 for the same periods in 2017. The increase in revenue for the three and six month periods ended June 30, 2018 was primarily attributable to a full six month period of operations from DMSI.

Cost of Revenues

Cost of revenues was $11,586 and $46,401 for the three and six month periods ended June 30, 2018 compared to $28,099 and $54,827 for the same periods in 2017. The increase in cost of revenues for the three and six month periods ended June 30, 2018, was primarily attributable to a full six month period of operations from DMSI.

Selling, General and Administrative Expenses

Selling, general and administrative expenses was $215,373 and $497,046 for the three and six month periods ended June 30, 2018 compared to $251,500 and $398,346 for the same periods in 2017. The increase in selling, general and administrative expenses was primarily attributable to a full six month period of operations from DMSI as well as an increase in stock option expense of $48,510.

Amortization Expense

Amortization expense was $221,162 and $442,324 for the three and six month periods ended June 30, 2018 compared to $221,162 and $387,762 for the same periods in 2017. This increase was primarily attributable to a full six month period of amortization for DMSI.

Other Expense

Other Expense was $41,024 and $66,924 for the three and six month periods ended June 30, 2018 compared to $21,497 and $43,141 for the same periods in 2017. This was primarily due to the increase in interest expense resulting from the factoring agreements entered into in January and June 2018.

Net Loss

Net Loss for the three months ended June 30, 2018 was $366,907 compared to $352,203 for the same period in 2017. This increase was primarily due to a decrease in Revenues and an increase in Other Expense and offset by decreases in Cost of Revenues and SG&A Expenses. The Net Loss for the six month period ended June 30, 2018 was $669,148 compared to $597,320 for the same period in 2017. This increase was primarily due to the increases in SG&A Expenses, Amortization, and Other Expense described above and offset by the increase in Revenues and decrease in Cost of Revenues.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at three months ended June 30, 2018 compared to December 31, 2017.

	June 30, 2018	December 31, 2017
Current Assets	$88,982	$75,723
Current Liabilities	$1,447,711	$794,178
Working Capital (Deficit)	$(1,358,729)	$(718,455)

As of June 30, 2018, we had a working capital deficit of ($1,358,729) as compared to working capital deficit of ($718,455) at December 31, 2017, an increase in working capital deficit of $640,274.

Net cash used in operations of $50,262 increased by $252 for the six months ended June 30, 2018 over the same period in 2017 primarily due to an increase in net loss in 2018 over 2017 of $71,828 and offset by an increase in amortization expense of $54,562.

Net cash provided from financing activities of $80,939 during the six months ended June 30, 2018 decreased by $969,061 from $1,050,000 during the same period in 2017. This decrease was primarily due to a decrease of $1,050,000 of proceeds from the issuance of stock during the six month period ended June 30, 2017 compared to the same period in 2018 offset by an increase in net proceeds from a factoring advance.

Our Auditors Have Raised Substantial Doubts as to Our Ability to Continue as a Going Concern

Our consolidated financial statements have been prepared assuming we will continue as a going concern. The Company has experienced recurring losses from operations which have caused an accumulated deficit of $4,240,650 at June 30, 2018.

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

Revenue Recognition

The Company accounts for revenue in accordance with Topic 606, which The Company adopted on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 did not have a material impact on the timing or amounts of revenue recognized in our unaudited condensed consolidated financial statements and therefore did not have a material impact on our financial position, results of operations, equity or cash flows as of the adoption date or for the six months ended June 30, 2018. The Company did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the impact was immaterial. Also, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

In May 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (ASU”) 2017-09, Compensation-Stock Compensation (Topic718) Clarifying share-based payment modification guidance. The amendments in this update clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date, with early adoption permitted. We determined that the provisions of this ASU have no any impact on our results of operations, cash flows, or financial condition.

In April 2016, the FASB issued ASU 2016–10 Revenue from Contract with Customers (Topic 606): identifying Performance Obligations and Licensing”. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. The Company adopted Topic 606 using the modified retrospective method on January 1, 2018. The adoption of Topic 606 did not have a material impact on the timing or amounts of revenue recognized in our unaudited condensed consolidated financial statements and therefore did not have a material impact on our financial position, results of operations, equity or cash flows as of the adoption date or for the six months ended June 30, 2018. Furthermore, we expect the impact of the adoption of the new standard to be immaterial to our revenue and gross profit on an ongoing basis. We did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the impact was immaterial. Also, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

None.

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

EMR TECHNOLOGY SOLUTIONS, INC.

Date: August 13, 2018	By:	/s/ John X. Adiletta
	Name:	John X. Adiletta
	Title:	Chief Executive Officer
(Principal Executive Officer)

