Form 10-Q
period 2018-09-30
EMR Technology Solutions, Inc.
filed 2018-11-15
CIK 1687999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

As of November 14, 2018, there were 10,064,754 shares outstanding of the registrant’s common stock.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$301	$8,969
Accounts receivable, net	59,533	66,754
Prepaid Expenses	1,300	--
Total Current Assets	61,134	75,723

Property and equipment, net	--	--

Other Assets:
Security Deposit	1,450	1,450
Software, net	594,515	988,838
Customer lists, net	595,977	856,898
Covenant not to compete, net	27,737	37,794
Total other assets	1,219,679	1,884,980

TOTAL ASSETS	$1,280,813	$1,960,703

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current Liabilities:
Accounts payable	$397,495	$332,760
Accrued expenses	172,416	110,008
Deferred revenue	46,914	51,410
Factor advance, net	72,098	--
Promissory notes – current portion	525,000	175,000
Promissory notes – related party - current portion	525,000	125,000
Total Current Liabilities	1,738,923	794,178

Promissory note – related party – non-current	--	375,000
Promissory notes – non-current	25,000	375,000
TOTAL LIABILITIES	1,763,923	1,544,178

Commitments and Contingencies (See Note 5)	--	--

Stockholders’ Equity(Deficit):
Common Stock, 70,000,000 shares authorized, $.001 par value, 10,064,754 and 10,049,754 shares issued and outstanding in 2018 and 2017, respectively	10,065	10,050
Additional paid in capital	4,034,572	3,977,977
Accumulated deficit	(4,527,747)	(3,571,502)
Total stockholders’ equity(deficit)	(483,110)	416,525

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)	$1,280,813	$1,960,703

The Notes to the Condensed Consolidated Unaudited Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Service revenues	$34,080	$43,967	$180,847	$161,557
Contract revenues	132,071	104,477	368,851	273,643
Total revenues	166,151	148,444	549,698	435,200

Costs and expenses:
Cost of revenues	34,547	27,453	80,948	82,280
Selling, general, and administrative expense	166,945	206,739	663,991	605,085
Amortization expense	221,163	221,163	663,487	608,925
Total operating expenses	422,655	455,355	1,408,426	1,296,290

Loss from operations	(256,504)	(306,911)	(858,728)	(861,090)

Other Income (Expense)
Interest expense (net)	(30,593)	(21,500)	(97,517)	(64,640)
Total other income (expense)	(30,593)	(21,500)	(97,517)	(64,640)

Loss before income taxes	(287,097)	(328,411)	(956,245)	(925,730)

Provision for income taxes	--	--	--	--

Net Loss	$(287,097)	$(328,411)	$(956,245)	$(925,730)

Basic and diluted net loss per common share	$(0.03)	$(0.03)	$(010)	$(0.10)

Weighted Average Number of Common Shares	10,064,754	9,911,754	10,061,540	9,484,052

The Notes to the Condensed Consolidated Unaudited Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

	For the Nine Months ended September 30, 2018	For the Nine Months ended September 30, 2017

Cash Flows From Operating Activities:
Net Loss	$(956,245)	$(925,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	8,100	-
Amortization	663,487	608,925
Depreciation	-	818
Stock option expense	48,510	-
Provision for(recovery of) bad debt	(11,425)	-
Amortization of debt discount	26,262	-
Changes in operating assets and liabilities:
Accounts receivable	18,646	213,157
Accounts payable and accrued expenses	153,957	60,528
Deferred revenue	(4,496)	(8,728)
Other assets	(1,300)	(1,450)
Net Cash Used in Operating Activities	(54,504)	(52,480)

Cash Flows From Investing Activities:
Cash acquired in acquisition	-	10,586
Payments for acquisitions	-	(1,045,352)
Net Cash Used in Investing Activities	-	(1,034,766)

Cash Flows From Financing Activities:
Proceeds from factoring advance	151,500	-
Repayment of factoring advance	(105,664)	-
Proceeds from issuance stock	-	1,050,000
Net Cash Provided by Financing Activities	45,836	1,050,000

Net Change in Cash and cash equivalents	(8,668)	(37,246)
Cash and cash equivalents at Beginning of the Period	8,969	42,186
Cash and cash equivalents at End of the Period	$301	$4,940

Cash paid for interest	$40,750	$43,141
Cash paid for taxes	$-	$-

Non-Cash Investing & Financing Activities:
Promissory note obligation incurred upon acquisition	$-	$400,000
Accrued interest converted into promissory note	$25,000	$-

The Notes to the Condensed Consolidated Unaudited Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2018 and December 31, 2017, the Company had no cash equivalents.

(D)	Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables, and changes in payment histories. Accounts receivable are written off when management determines the likelihood of collection is remote. Interest is not charged on accounts receivable that are past due. The Company recorded an allowance for doubtful accounts of $12,727 and $41,044 as of September 30, 2018 and December 31, 2017, respectively.

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

(H)	Amortization and Impairment of Long-Lived Assets

Amortization and Impairment of long-lived assets are non-cash expenses relating primarily to intangible assets. The Company accounts for long-lived assets in accordance with the provisions of FASB ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Software costs are amortized over three (3) years. Non-compete costs are amortized over three (3) years and Customer Lists are amortized over three (3) years. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of September 30, 2018 and December 31, 2017, we have not recorded any impairments. For the three and nine months ended September 30, 2018, amortization expense was $221,163 and $663,487, respectively, and $221,163 and $608,925 for the three and nine months ended September 30, 2017, respectively.

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

Advertising costs are expensed as incurred. For the three and nine months ended September 30, 2018, the Company incurred $0 and $500, respectively, in advertising expenses and $0 and $0 for the three and nine months ended September 30, 2017, respectively.

(K)	Business Segments

The Company operates in one segment and therefore segment information is not presented.

(L)	Revenue Recognition

The Company accounts for revenue in accordance with Topic 606, which the Company adopted on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 did not have a material impact on the timing or amounts of revenue recognized in our unaudited condensed consolidated financial statements and therefore did not have a material impact on our financial position, results of operations, equity or cash flows as of the adoption date or for the nine months ended September 30, 2018. The Company did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the impact was immaterial. Also, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

The Company derives revenue from the sale of hardware and software licenses when the products are installed and all required post implementation services are completed. The Company recognizes revenue from consulting or one-time services as the services are performed. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer under Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of our contracts with customers contain a single performance obligation to provide agreed-upon products or services. For contracts with multiple performance obligations, we allocate revenue to each performance obligation based on its relative standalone selling price. In accordance with Topic 606, we do not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer. The timing of our performance often differs from the timing of invoicing, which results in the recording of deferred revenue. Deferred revenue will be recognized when performance obligation is satisfied.

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

(O)	Basic and Diluted Net Loss Per Common Share

In accordance with ASC 260-10, “Earnings Per Share”, basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. As of September 30, 2018 and September 30, 2017, the Company has 847,000 and 366,667 shares of common stock issuable upon the conversion of notes payable and 90,000 and 0 shares of common stock issuable upon the exercise of options, respectively, that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive.

(P)	Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 “Leases,” which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2016, the FASB issued ASU 2016–10 Revenue from Contract with Customers (Topic 606): identifying Performance Obligations and Licensing “The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. The Company adopted Topic 606 using the modified retrospective method on January 1, 2018. The adoption of Topic 606 did not have a material impact on the timing or amounts of revenue recognized in our unaudited condensed consolidated financial statements and therefore did not have a material impact on our financial position, results of operations, equity or cash flows as of the adoption date or for the nine months ended September 30, 2018. Furthermore, we expect the impact of the adoption of the new standard to be immaterial to our revenue and gross profit on an ongoing basis. We did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the impact was immaterial. Also, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

In June 2018, the FASB issued ASU 2018-07 “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” This ASU relates to the accounting for non-employee share-based payments. The amendment in this Update expands the scope of Topic 718 to include all share-based payment transactions in which a grantor acquired goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The ASU excludes share-based payment awards that relate to (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts from Customers. The share-based payments are to be measured at grant-date fair value of the equity instruments that the entity is obligated to issue when the good or service has been delivered or rendered and all other conditions necessary to earn the right to benefit from the equity instruments have been satisfied. This standard will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption of Topic 606. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements to determine their impact, if any, on our financial statements.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss for the nine months ended September 30, 2018. The Company also has a working capital deficit and an accumulated deficit at September 30, 2018. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital to sustain its current level of operations.

Management plans to continue raising additional capital through private placements and is exploring additional avenues for future fund-raising through both public and private sources.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For the Nine Months Ended September 30, 2017

Revenue	$607,998
Total expenses	(1,301,932)
Net loss	$(693,934)
Net loss per common share, basic and diluted	$(0.07)

NOTE 4 – PROMISSORY NOTES AND FACTOR ADVANCES

The $700,000 FMS Note to a related party has an interest rate of ten percent (10%) per annum for a period of two (2) years and fully amortizes during the third (3rd) year. The note is secured by an escrowed copy of the software source code. The note can be converted at any time, at the option of the holder, into shares of the Company’s stock at a conversion price of $1.00 per share. On October 31, 2016, the holder of the FMS Note converted $200,000 of the note for 200,000 shares of common stock. The Company has recorded loss on conversion of debt of $72,000. On November 15, 2017, the Board of Directors approved an amendment to the FMS Note changing the conversion provision from $3.00 per share to $1.00 per share. On December 31, 2017, the holder of the FMS Note converted $25,000 of interest due for 25,000 shares of common stock. On June 30, 2018 and September 30, 2018, the holder of the FMS Note converted $12,500 of interest due for each period to additional principal on the FMS Note accruing at six percent (6.0%) annual interest.

The Company issued a three (3) year convertible promissory note (the “EMRG Note”) for two hundred thousand dollars ($200,000). The EMRG Note has an interest rate of eight percent (8%) per annum for a period of one (1) years and fully amortizes during the next two (2) years. The note is secured with a pledge of forty percent (40%) of the membership interests acquired. The note can be converted at any time, at the option of the holder, into shares of the Company’s stock at a conversion price of $3 per share. On December 29, 2017, the EMRG Note was amended to change the beginning amortization period from December 31, 2017 to March 31, 2018 for $50,000 and 7 equal quarterly installments of $25,000 each thereafter and the interest rate was increased from 6% to 8% annually. On March 31, 2018, the EMRG Note was amended to change the beginning amortization period from March 31, 2018 to October 1, 2018 for $100,000 and 4 equal quarterly installments of $25,000 each thereafter. On September 30, 2018, the EMRG Note was amended to change the beginning amortization period from March 31, 2018 to January 1, 2019 for $125,000 and 3 equal quarterly installments of $25,000 each thereafter.

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

On January 18, 2018, the Company entered into a Revenue Based Factoring Agreement with a third party. Under the agreement, the Company has sold $74,919 (the “Purchase Price”) in future accounts and contract rights for $56,500. The advance was received by the Company on January, 31, 2018. The difference between the amount sold and the purchase price of $18,419 has been recorded as a debt discount. In exchange for the purchased amount, the Company authorized the third party to ACH debit $305 daily from the Company’s bank account until the purchased amount is fully received. The balance due was fully repaid using the proceeds received from the June 26, 2018 Factoring Agreement described below. The Company fully amortized $18,419 of debt discount during the nine months ended September 30, 2018.

On June 26, 2018, the Company entered into a Revenue Based Factoring Agreement with a third party. Under the agreement, the Company has sold $125,875 (the “Purchase Price”) in future accounts and contract rights for $95,000. The advance was received by the Company on June 28, 2018. A portion of the proceeds was used to satisfy the balance due on the January 18, 2018 Factoring Agreement described above. The difference between the amount sold and the purchase price of $30,875 has been recorded as a debt discount. In exchange for the purchased amount, the Company authorized the third party to ACH debit $473 daily from the Company’s bank account until the purchased amount is fully received. As of September 30, 2018, the balance due was $72,098, net of debt discount of $23,032. The Company amortized $7,843 of debt discount during the nine months ended September 30, 2018.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

On January 15, 2017, the Company entered into a two-year lease for office space, effective January 15, 2017 for a monthly rent of $1,143 per month. Rent expense for the three and nine months ended September 30, 2018 was $4,256 and $10,340, respectively, and $3,257 and $9,305 for the three and nine months ended September 30, 2017, respectively. The lease expires January 31, 2019.

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

The total fair value calculated for option is $48,510. During the nine month period ended September 30, 2018, the Company expensed $48,510 for options. The unrecognized future balance to be expensed over the term of the options is $0. The intrinsic value as of September 30, 2018 was $48,510.

The following sets forth the options granted and outstanding as of September 30, 2018:

	Number of Options	Weighted Average Exercise price	Granted Options Exercisable	Intrinsic value
Options outstanding at December 31, 2017	--	--	--	--
Granted	90,000	$0.001	90,000	$48,510
Exercised	--	--	--	--
Forfeited/Expired	--	--	--	--

Options outstanding at September 30, 2018	90,000	$0.001	90,000	$48,510

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those unaudited condensed consolidated financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our unaudited condensed consolidated financial statements.

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

Results of Operations

Revenues

For the three and nine month periods ended September 30, 2018, revenues were $166,151 and $549,698 compared to $148,444 and $435,200 for the same periods in 2017. The increase in revenue for the three and nine month periods ended September 30, 2018 was primarily attributable to a full nine month period of operations from DMSI.

Cost of Revenues

Cost of revenues was $34,547 and $80,948 for the three and nine month periods ended September 30, 2018 compared to $27,453 and $82,280 for the same periods in 2017. The increase in cost of revenues for the three and nine month periods ended September 30, 2018, was primarily attributable to a full nine month period of operations from DMSI.

Selling, General and Administrative Expenses

Selling, general and administrative expenses was $166,945 and $663,991 for the three and nine month periods ended September 30, 2018 compared to $206,739 and $605,085 for the same periods in 2017. The decrease in selling, general and administrative expenses for the three month period was primarily attributable to a decrease in Consulting Fees of $38,700. The increase in selling, general and administrative expenses for the nine month period was primarily attributable to a full nine month period of operations from DMSI as well as an increase in stock option expense of $48,510.

Amortization Expense

Amortization expense was $221,163 and $663,487 for the three and nine month periods ended September 30, 2018 compared to $221,163 and $608,925 for the same periods in 2017. This increase was primarily attributable to a full nine month period of amortization for DMSI.

Other Expense

Other Expense was $30,593 and $97,517 for the three and nine month periods ended September 30, 2018 compared to $21,500 and $64,640 for the same periods in 2017. This was primarily due to the increase in interest expense resulting from the factoring agreements entered into in January and June 2018.

Net Loss

Net Loss for the three months ended September 30, 2018 was $287,097 compared to $328,411 for the same period in 2017. This decrease was primarily due to an increase in Revenues and a decrease in SG&A Expenses. The Net Loss for the nine month period ended September 30, 2018 was $956,245 compared to $925,730 for the same period in 2017. This increase was primarily due to the increase in Revenues and partially offset by the increases in, SG&A Expenses, Amortization, and Other Expense described above.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2018 compared to December 31, 2017.

	September 30, 2018	December 31, 2017
Current Assets	$61,134	$75,723
Current Liabilities	$1,738,923	$794,178
Working Capital (Deficit)	$(1,677,789)	$(718,455)

As of September 30, 2018, we had a working capital deficit of ($1,677,789) as compared to working capital deficit of ($718,455) at December 31, 2017, an increase in working capital deficit of $959,334.

Net cash used in operations of $54,504 increased by $2,024 for the nine months ended September 30, 2018 over the same period in 2017 primarily due to an increases in net losses in 2018 over 2017 of $30,515, stock issued for services of $8,100, amortization expense of $54,562, stock option expense of $48,510, and amortization of debt discount of $26,262 and offset by recovery of bad debt of $11,425 and a net change in operating assets and liabilities of $166,807.

Net cash provided from financing activities of $45,836 during the nine months ended September 30, 2018 decreased by $1,004,164 from $1,050,000 during the same period in 2017. This decrease was primarily due to a decrease of $1,050,000 of proceeds from the issuance of stock during the nine month period ended September 30, 2017 compared to the same period in 2018 offset by an increase in net proceeds from a factoring advance.

Our Auditors Have Raised Substantial Doubts as to Our Ability to Continue as a Going Concern

Our unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern. The Company has experienced recurring losses from operations which have caused an accumulated deficit of $4,527,747 at September 30, 2018.

The ability of the Company to continue its operations as a going concern is dependent on management’s plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates may include those pertaining to accruals, stock-based compensation, useful lives of intangibles, and income taxes. Actual results could materially differ from those estimates.

Revenue Recognition

The Company accounts for revenue in accordance with Topic 606, which The Company adopted on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 did not have a material impact on the timing or amounts of revenue recognized in our unaudited condensed consolidated financial statements and therefore did not have a material impact on our financial position, results of operations, equity or cash flows as of the adoption date or for the nine months ended September 30, 2018. The Company did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the impact was immaterial. Also, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

Recent Accounting Standards

We have implemented all new accounting standards that are in effect and may impact our unaudited condensed consolidated financial statements and do not believe that there are any other new accounting standards that have been issued that might have a material impact on our financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02 “Leases,” which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

In April 2016, the FASB issued ASU 2016–10 Revenue from Contract with Customers (Topic 606): identifying Performance Obligations and Licensing”. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. The Company adopted Topic 606 using the modified retrospective method on January 1, 2018. The adoption of Topic 606 did not have a material impact on the timing or amounts of revenue recognized in our unaudited condensed consolidated financial statements and therefore did not have a material impact on our financial position, results of operations, equity or cash flows as of the adoption date or for the nine months ended September 30, 2018. Furthermore, we expect the impact of the adoption of the new standard to be immaterial to our revenue and gross profit on an ongoing basis. We did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the impact was immaterial. Also, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

In June 2018, the FASB issued ASU 2018-07 “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” This ASU relates to the accounting for non-employee share-based payments. The amendment in this Update expands the scope of Topic 718 to include all share-based payment transactions in which a grantor acquired goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The ASU excludes share-based payment awards that relate to (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts from Customers. The share-based payments are to be measured at grant-date fair value of the equity instruments that the entity is obligated to issue when the good or service has been delivered or rendered and all other conditions necessary to earn the right to benefit from the equity instruments have been satisfied. This standard will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption of Topic 606. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

EMR TECHNOLOGY SOLUTIONS, INC.

Date: November 15, 2018	By:	/s/ John X. Adiletta
	Name:	John X. Adiletta
	Title:	Chief Executive Officer
(Principal Executive Officer)

