Form 10-K
period 2018-12-31
EMR Technology Solutions, Inc.
filed 2019-04-16
CIK 1687999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On April 15, 2019, there were 10,064,354 outstanding shares of the registrant’s common stock, $0.001 par value.

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

ii

PART I

Item 1. Business.

General Information

Our business address is 90 Washington Valley Road, Bedminster, NJ 07921. Our phone number is 908-997-0617. Any information contained in, or that can be accessed through, our website is not part of this Form 10-K.

History

EMR Technology Solutions, Inc. (“EMR” or the “Company”) was organized under the laws of the State of Nevada on November 3, 2015. EMR was formed to take advantage of the consolidation taking place in the Electronic Medical Record (“EMR”) and Revenue Cycle Management (“RCM”) industries. Our mission is to be a leading provider of enterprise technology solutions and services and thereby improve the exchange of healthcare information.

EMR plans to acquire and consolidate growing companies that provide proprietary products and value-added services in order to maximize client retention by offering fully integrated state of the art software solutions that comply with the standards set by the United States Department of Health and Human Services Center for Medicare and Medicaid Services (“CMS”). Through the planned combined scale and resources of EMR, we believe its acquired subsidiaries can leverage and accelerate time-to-market, market share growth, and strategic alliance partnering.

Electronic Medical Record Industry

The CMS estimates United States health care spending in 2017 was $3.5 trillion, or 17.9 percent of Gross Domestic Product (GDP), and projects it to be 19.3% of GDP by 2023. There are approximately 430,150 Primary Care and approximately 474,406 Specialist Physicians practicing in the US today, for a total of approximately 904,556 Physicians who require an EMR system. It is estimated that 30% of those practicing physicians have not implemented an EMR system. Most of the systems in use today are the result of programs written before software technology advances that are available today. As a result, 38% of physicians polled indicated that they intended to replace their existing EMR systems.

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

The modern American healthcare industry is characterized by inefficiencies, waste, complexity, an underutilization of technology and a lack of transparency. According to a report issued by The National Health Expenditure Accounts (“NHEA”), which are the official estimates of total health care spending in the United States, U.S. health care spending grew 3.9 percent in 2017, reaching $3.5 trillion or $10,739 per person. As a share of the nation’s Gross Domestic Product, health spending accounted for 17.9 percent, of which $750 billion was wasteful spending that did not improve the quality of care that patients received. An April 2012 study cited by Health Affairs, a health policy journal, estimates that between $476 billion and $992 billion dollars of healthcare spending in 2011 was wasted, with a third of that waste being funded by Medicare and Medicaid programs. According to CMS, national health spending is projected to grow at an average rate of 5.6 percent per year for 2016-25, and 4.7 percent per year thereafter on a per capita basis, which is 1.2 percentage points faster than expected average annual growth of the GDP. Healthcare spending in the United States is widely viewed as growing at an unsustainable rate, and policymakers and payers are continuously seeking ways to reduce that growth.

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

Growth Strategy

Our growth strategy includes focusing on the ambulatory care market and acquiring small and mid-sized electronic medical records companies and revenue cycle management companies and then migrating the customers of those companies to our solutions. The electronic medical record and revenue cycle management industries are highly fragmented, with many local and regional electronic medical record companies serving small medical practices. We believe that the industry is ripe for consolidation and that we can achieve significant growth through acquisitions and organic growth. We estimate that there are more than 2,500 companies in the United States providing EMR and RCM services. We further believe that it is becoming increasingly difficult for traditional electronic medical record companies to meet the growing technology and business service needs of healthcare providers without a significant investment in information technology infrastructure.

Our growth strategy involves three primary approaches: acquiring EMR and RCM companies and then migrating the customers of those companies to our solutions, selling our solutions directly to healthcare providers practicing in ambulatory settings, and acquiring providers of other healthcare services. We intend to distribute our solutions through our websites, endorsements from medical groups and associations, and referrals from existing clients.

Recent Developments

None.

Market Development

Currently, we offer a suite of fully-integrated web or client-based software for secure patient information and business services designed for healthcare providers. Our products and services offer healthcare providers a unified solution designed to meet the healthcare industry’s demand for the delivery of cost-efficient, quality care with the ability to measure patient outcomes. The healthcare providers can track patients from their initial appointments; chart clinical data, history, and other personal information. They can enter and submit claims for medical services and review and respond to queries for additional information regarding the billing process.

Employees

As of April 16, 2019, the Company had four full-time and three part-time employees.

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

RISKS RELATED TO LIQUIDITY AND CAPITAL RESOURCES

Our independent registered public accounting firm for the fiscal years ended December 31, 2018 and 2017, has included an explanatory paragraph in their opinion that accompanies our audited consolidated financial statements as of and for the years ended December 31, 2018 and 2017, indicating that our historical losses and accumulated deficit raises substantial doubt about our ability to continue as a going concern. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment.

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

Our business relies on the secure electronic transmission, data center storage and hosting of sensitive information, including protected health information, financial information and other sensitive information relating to our clients, company and workforce. We perform data center and/or hosting services for certain clients, including the storage of critical patient and administrative data and support services through various client support facilities. If any of these systems are interrupted, damaged or breached by an unforeseen event or actions of an EMR associate or contractor or a third party, including a cyber-attack, or fail for any extended period of time, it could have a material adverse impact on our results of operations. Complete failure of all local public power and backup generators, impairment of all telecommunications lines, a concerted denial of service cyber-attack, a significant data breach, damage, injury or impairment (environmental, accidental, intentional or pandemic) to the buildings, the equipment inside the buildings housing our data centers, the personnel operating such facilities or the client data contained therein, or errors by the personnel trained to operate such facilities could cause a disruption in operations and negatively impact clients who depend on us for data center and system support services. Any interruption in operations at our data centers and/or client support facilities could damage our reputation, cause us to lose existing clients, hurt our ability to obtain new clients, result in significant revenue loss, create potential liabilities for our clients and us and increase insurance and other operating costs.

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

Health Care Fraud, Waste, and Abuse.

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

Preparation, Transmission and Submission of Medical Claims for Reimbursement.

Our solutions are capable of electronically transmitting claims for services and items rendered by a physician to many patients’ payers for approval and reimbursement. We also provide services to our clients that include the coding, preparation and submission of claims for medical service to payers for reimbursement. Such claims are governed by federal and state laws. Federal law provides civil liability to any person that knowingly submits a claim to a payer, including Medicare, Medicaid and private health plans, seeking payment for any services or items that have not been provided to the patient. Federal law may also impose criminal penalties for intentionally submitting such false claims. We have policies and procedures in place that we believe result in the accurate and complete preparation, transmission, submission and collection of claims, provided that the information given to us by our clients is also accurate and complete. The HIPAA security, privacy and transaction standards, as discussed below, also have a potentially significant effect on our claim’s preparation, transmission and submission services, since those services must be structured and provided in a way that supports our clients’ HIPAA compliance obligations. In connection with these laws, we may be subjected to federal or state government investigations and possible penalties may be imposed upon us; false claims actions may have to be defended; private payers may file claims against us; and we may be excluded from Medicare, Medicaid or other government-funded health care programs. Any investigation or proceeding related to these laws, even if unwarranted or without merit, may have a material adverse effect on our business, results of operations and financial condition.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We maintain our current principal office at 90 Washington Valley Road, Bedminster, NJ 07921. Our telephone number at this office is 908-997-0617. The monthly payment is $1,188 under a one-year lease.

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

As of April 16, 2019, we had 34 shareholders of common stock per the transfer agent’s shareholder list.

Transfer Agent and Registrar

The transfer agent and registrar for our shares of common stock is Vstock Transfer LLC with an address at 18 Lafayette Place, Woodmere, New York 11598. Their phone number is 212-828-8436.

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

On December 12, 2017, the Company approved the issuance, with immediate vesting on the date of the grant which is January 1, 2018, of ninety thousand (90,000) options to purchase common stock of the Company at a value of $0.001 per share for consulting services to the Company. The options will expire five (5) years from January 1, 2018. The fair value of the options is $48,510.

Rule 10B-18 Transactions

During the years ended December 31, 2018 and 2017, there were no repurchases of the Company’s common stock by the Company.

Recent Sales of Unregistered Securities.

On January 17, 2018, 7,500 shares of the Company’s common stock with a fair value of $4,050 were issued to a non-executive employee of the Company as a bonus for performance.

On April 23, 2018, 7,500 shares of the Company’s common stock with a fair value of $4,050 were issued to a non-executive employee of the Company as a bonus for performance.

All other sales of Unregistered Securities have been previously reported on Forms 10-Q or 8-K.

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

Results of Operations

Summary of Statements of Operations for the Years Ended December 31, 2018 and December 31, 2017.

	For the Year ended December 31, 2018	For the Year ended December 31, 2017
Revenues	$734,551	$635,765
Cost of revenues	$(171,280)	$(113,980)
Selling, General and Administrative	$(845,171)	$(965,550)
Amortization	$(899,649)	$(846,510)
Impairment of intangible assets	$(345,000)	$--
Other expense	$(128,101)	$(87,141)
Net loss	$(1,656,150)	$(1,377,416)
Loss per common share - basic	$(0.16)	$(0.14)

Revenues

Revenues of $734,551 for the year ended December 31, 2018, increased by $98,786 over revenues of $635,765 for the year ended December 31, 2017. This was primarily attributable to a full year of operations from DMSI.

Cost of Revenues

Cost of revenues of $171,280 for the year ended December 31, 2018, increased by $57,300 over cost of revenues of $113,980 for the year ended December 31, 2017. This was primarily attributable to a full year of operations from DMSI.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses of $845,171 for the year ended December 31, 2018, decreased by $120,379 over selling, general and administrative expenses of $965,550 for the year ended December 31, 2017. The decrease in selling, general and administrative expenses was primarily attributable to a decrease in legal fees of $34,862 that were incurred during 2018, a decrease in bad debt expense of $47,537 due to improved collections of outstanding accounts receivable during 2018, a decrease in directors fees of $27,000, and a decrease in consulting fees of $62,000, offset by an increase in stock option expense of $48,510.

Amortization and Impairment Expense

Amortization and impairment expense of $1,244,649 for the for the year ended December 31, 2018, increased by $398,139 over amortization and impairment expense of $846,510 for the year ended December 31, 2017. This was primarily attributable to a full year of amortization for DMSI and an impairment of intangible assets charge of $345,000.

Other Expense

Other Expense of $128,101 for the year ended December 31, 2018, increased by $40,960 over other expense of $87,141 for the year ended December 31, 2017. This was primarily due to the increase in interest expense resulting from acquisition of DMSI in March 2017 and from the factoring agreements entered into in January and June 2018.

Net Loss

Net Loss of $1,656,150 for the year ended December 31, 2018, increased by $278,734 over Net Loss of $1,377,416 for the year ended December 31, 2017. This increase was primarily due to the decrease in selling, general, and administrative expenses offset by increases in revenues, cost of revenues, amortization, impairment of intangible assets of $345,000, and other expense described above.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2018 compared to December 31, 2017.

	December 31, 2018	December 31, 2017
Current Assets	$92,208	$75,723
Current Liabilities	$1,730,480	$794,178
Working Capital (Deficit)	$(1,638,272)	$(718,455)

At December 31, 2018, we had working capital deficit of $1,638,272 as compared to working capital deficit of $718,455 at December 31, 2017, an increase in working capital deficit of $919,817.

Net cash used in operations of $15,749 decreased by $25,116 for the year ended December 31, 2018 over the same period in 2017 primarily due to increases in amortization expense of $53,138, impairment of $345,000, an increase in stock option expense of $48,510, amortization of debt discount of $33,857, and a net change in operating assets and liabilities of $103,673 offset by a decrease in stock issued for services of $24,627 and a decrease in provision for bad debt of $47,537.

Net cash provided from financing activities of $15,900 during the year ended December 31, 2018 decreased by $1,037,100 from $1,053,000 during the same period in 2017. This decrease was primarily due to a decrease of $1,053,000 of proceeds from the issuance of stock during the year ended December 31, 2017 compared to the same period in 2018 offset by an increase in net proceeds from factoring advances.

Financings

On January 18, 2018, the Company entered into a Revenue Based Factoring Agreement with a third party. Under the agreement, the Company has sold $74,919 (the “Purchase Price”) in future accounts and contract rights for $56,500. The advance was received by the Company on January, 31, 2018. The difference between the amount sold and the purchase price of $18,419 has been recorded as a debt discount. In exchange for the purchased amount, the Company authorized the third party to ACH debit $305 daily from the Company’s bank account until the purchased amount is fully received. As of June 30, 2018, the balance due was fully repaid using the proceeds received from the June 26, 2018 Factoring Agreement described below. The Company amortized $18,419 of debt discount during the year ended December 31, 2018.

On June 26, 2018, the Company entered into a Revenue Based Factoring Agreement with a third party. Under the agreement, the Company has sold $125,875 (the “Purchase Price”) in future accounts and contract rights for $95,000. The advance was received by the Company on June 28, 2018. A portion of the proceeds was used to satisfy the balance due on the January 18, 2018 Factoring Agreement described above. The difference between the amount sold and the purchase price of $30,875 has been recorded as a debt discount. In exchange for the purchased amount, the Company authorized the third party to ACH debit $473 daily from the Company’s bank account until the purchased amount is fully received. As of December 31, 2018, the balance due was $49,757, net of debt discount of $15,437. The Company amortized $15,438 of debt discount during the year ended December 31, 2018.

Our Auditors Have Raised Substantial Doubts as to Our Ability to Continue as a Going Concern

Our consolidated financial statements have been prepared assuming we will continue as a going concern. The Company has experienced recurring losses from operations which have caused an accumulated deficit of $5,227,652 at December 31, 2018.

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

Off-Balance Sheet Arrangements

As of December 31, 2018, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Revenue Recognition

The Company accounts for revenue in accordance with Topic 606, which the Company adopted on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 did not have a material impact on the timing or amounts of revenue recognized in our unaudited condensed consolidated financial statements and therefore did not have a material impact on our financial position, results of operations, equity or cash flows as of the adoption date or for the year ended December 31, 2018. The Company did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the impact was immaterial. Also, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include the allocation of purchase price to fair value of assets acquired, allowance for bad debt, determination of useful lives, impairment of intangible assets, valuation of deferred taxes, and stock-based compensation.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 “Leases,” which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of this ASU is not expected to have any impact on our results of operations, cash flows, or financial condition.

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

Item 9. Change In And Disagreements With Accountants And Financial Disclosure.

There were no disagreements with our accountants on accounting and financial disclosure during the relevant period.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework 2013. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s internal control over financial reporting was not effective as of December 31, 2018.

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

Name	Current Age	Position
John X. Adiletta	70	Chairman of the Board of Directors, President, and Chief Executive Officer
Denis Salins	34	Chief Technology Officer
Lowell Holden	75	Chief Financial Officer and Director
Sean Carrick	50	Director

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

Sean Carrick – Director - Sean Carrick brings to the Company a career that spans more than 25 years of experience building and leading successful medical device, pharmaceutical and biotech companies in large, mid-cap and venture-backed stages. Since July 2014, Mr. Carrcik is the President and a Director of Nascent Biotech, Inc. (OTCQB: NBIO),. Previously, Mr. Carrick served as President of Silver Star Mining Corporation from January 2013 to November 2013, where he was responsible for business management and strategic direction. Prior to Silverstar, Mr. Carrick served as Director of Sales, Southern US, from August 2010 through November 2012 at Maquet Medical Systems, and Florida Director of Sales at the Linvatec Division of Conmed Corporation from December 2007 through July 2010. Mr. Carrick holds a BS Degree in Economics and Business Administration from Duquesne University and strategic leadership and management certificates from the Cogency Group, Eckerd College, and Maquet Medical Systems.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules of the Securities and Exchange Commission (SEC) require our directors, executive officers and persons who own more than 10% of our common stock to file reports of their ownership and changes in ownership of our common stock with the SEC. Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we determined that no director, executive officer or beneficial owner of more than 10% of our common stock failed to file a report on a timely basis during the year ended December 31, 2018.

Item 11. Executive Compensation

Executive Officer Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

John X. Adiletta	2017	165,000	—		—	—	—	—	165,000
Chief Executive Officer	2018	180,000	—	—	—	—	—	—	180,000

Denis Salins	2017	150,000	—	—	—	—	—	—	150,000
Chief Technology Officer	2018	150,000	—	—	—	—	—	—	150,000

Lowell Holden	2017	—	—	13,636	—	—	—	—	13,636
Chief Financial Officer	2018	—		—	—	—	—	—	—

Outstanding Equity Awards at the End of the Fiscal Year

On January 30, 2016, the board of directors, with the approval of a majority of the shareholders of the Company, adopted the 2016 Equity Incentive Plan (the “Plan”) which will be administered by a committee appointed by the board of directors.

On December 12, 2017, the Board of Directors approved the issuance of ninety thousand (90,000) options which are exercisable at $0.001 per share to a third party for services effective January 1, 2018. The fair value of the options was $48,510.

Director Compensation

In 2017, two members of the board of directors of the Company were compensated 25,000 shares each of common stock for services in such capacity with a total fair market value of $27,272, based on the recent cash sales. There was no director compensation in 2018.

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

On December 12, 2017, the Board of Directors approved the issuance of ninety thousand (90,000) options which are exercisable at $0.001 per share to a third party for services effective January 1, 2018. The fair value of the options was $48,510.

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

The following table sets forth, as of April 15, 2019, the number of shares of common stock owned of record and beneficially by our executive officers, directors and persons who hold 5% or more of the outstanding shares of common stock of the Company. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of Owner	Number of Common Shares Owned	Percentage of Common Stock (1)
5% or greater stockholders

PTS, Inc. 28494 Westinghouse Place Suite 213 Valencia, CA 91355	3,611,754	35.9%

Named Executive Officers and Directors

John X. Adiletta c/o EMR Technology Solutions, Inc. 90 Washington Valley Road Bedminster, NJ 07921	2,500,000	24.9%

Denis Salins c/o EMR Technology Solutions, Inc. 90 Washington Valley Road Bedminster, NJ 07921	275,000	2.73%

Lowell Holden (2) c/o EMR Technology Solutions, Inc. 90 Washington Valley Road Bedminster, NJ 07921	25,000	*

Sean Carrick c/o EMR Technology Solutions, Inc. 90 Washington Valley Road Bedminster, NJ 07921	25,000	*
All Directors, and Officers As a Group (4)	2,825,000	28.1%

(1)	Based on 10,064,354 shares of common stock outstanding as of April 15, 2019.
(2)	* Less than one percent

Description of Securities

Common Stock

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 70,000,000 shares of common stock, $0.001 par value per share (the “Common Stock”). As of April 15, 2019, 10,064,354 shares of Common Stock were issued and outstanding.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On June 30, 2018, September 30, 2018, and December 31, 2018, the holder of the FMS Note, a related party, converted $33,038 of interest due for each period to additional principal on the FMS Note accruing at six percent (6.0%) annual interest. On December 31, 2018, the FMS Note was amended to change the beginning repayment period from December 31, 2018 to June 30, 2019 for $125,000 and 3 quarterly installments of $125,000 thereafter.

Item 14. Principal Accounting Fees And Service

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm Liggett & Webb, P.A., Certified Public Accountants.

	2018	2017
Audit fees	$54,000	58,000
Audit related fees	--	21,376
Tax fees	2,000	2,500
All other fees	--	--

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following financial statements and schedules are filed as part of this report:

Consolidated Financial Statements of EMR Technology Solutions, Inc. for years ended December 31, 2018 and December 31, 2017.

(b)

Exhibit Number	Description
23.1	Auditors Consent

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on April 16, 2019.

EMR TECHNOLOGY SOLUTIONS, INC.

By:	/s/ John X. Adiletta
John X. Adiletta, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 16, 2019.

Signature	Title

/s/ John X. Adiletta	Chairman, Chief Executive Officer
John X. Adiletta	(Principal Executive Officer) and Director

/s/ Lowell Holden	Chief Financial Officer (Principal Financial Officer),
Lowell Holden	Principal Accounting Officer, Secretary

/s/ Sean Carrick	Director
Sean Carrick

EMR TECHNOLOGY SOLUTIONS, INC.

PAGE	F-2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-3	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2018, AND DECEMBER 31, 2017

PAGE	F-4	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2018 AND DECEMBER 31, 2017

PAGE	F-5	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2018 AND DECEMBER 31, 2017

PAGE	F-6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2018 AND DECEMBER 31, 2017

PAGES	F-7- F-16	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

EMR Technology Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EMR Technology Solutions, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ equity(deficit) and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended December 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses, a working capital deficit, and an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

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

/s/ Liggett & Webb, P.A.
LIGGETT & WEBB, P.A.
Certified Public Accountants

We have served as the Company’s auditor since 2016

Boynton Beach, Florida

April 16, 2019

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2018 AND DECEMBER 31, 2017

	December 31, 2018	December 31, 2017

ASSETS
Current Assets:
Cash and cash equivalents	$9,120	$8,969
Accounts receivable, net	78,648	66,754
Prepaid expenses	4,440	--
Total Current Assets	92,208	75,723

Other Assets:
Security Deposit	1,450	1,450
Software, net	318,572	988,838
Customer lists, net	302,990	856,898
Covenant not to compete, net	15,505	37,794
Total other assets	638,517	1,884,980

TOTAL ASSETS	$730,725	$1,960,703

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$454,692	$332,760
Accrued expenses	251,102	110,008
Deferred revenue	75,151	51,410
Factor advance, net	49,757	--
Promissory notes – current portion	500,000	175,000
Promissory notes – related party – current portion	399,778	125,000
Total Current Liabilities	1,730,480	794,178

Promissory note – related party – non-current	133,260	375,000
Promissory notes – non-current	50,000	375,000
TOTAL LIABILITIES	1,913,740	1,544,178

Commitments and Contingencies (See Note 5)	--	--

Stockholders’ Equity (deficit):
Common Stock, 70,000,000 shares authorized, $.001 par value, 10,064,754 and 10,049,754 shares issued and outstanding in 2018 and 2017, respectively	10,065	10,050
Additional paid in capital	4,034,572	3,977,977
Accumulated deficit	(5,227,652)	(3,571,502)
Total stockholders’ equity (deficit)	(1,183,015)	416,525

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$730,725	$1,960,703

The Notes to the Consolidated Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND DECEMBER 31, 2017

	For the Year ended December 31, 2018	For the Year ended December 31, 2017

Revenues
Service revenues	$220,013	$123,823
Contract revenues	514,538	511,942
Total revenues	734,551	635,765

Cost and expenses:
Cost of revenues	171,280	113,980
Selling, general and administrative expense	845,171	965,550
Amortization	899,649	846,510
Impairment of intangible assets	345,000	--
Total operating expenses	2,261,100	1,926,040

Loss from operations	(1,526,549)	(1,290,275)

Other Income (Expense)
Interest expense	(128,101)	(87,141)
Total other expense	(128,101)	(87,141)

Loss before income taxes	(1,654,650)	(1,377,416)

Provision for income taxes	(1,500)	--

Net Loss	$(1,656,150)	$(1,377,416)

Basic and diluted net loss per common share	$(0.16)	$(0.14)

Basic and diluted Weighted Average Number of Common Shares	10,062,350	9,604,882

The Notes to the Consolidated Financial Statements are an integral part of these statements.

EMR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

					Total
			Additional		Stockholders’
	Common Stock		Paid in	Accumulated	Equity
	Shares	Par Value	Capital	Deficit	(Deficit)

Balance at December 31, 2016	7,974,252	$7,974	$2,819,326	$(2,194,086)	$(633,214)

Issuance of Common Stock for cash	550,001	550	299,450	—	300,000

Issuance of Common Stock for cash	1,387,501	1,388	748,612	—	750,000

Issuance of Common Stock for Director services	50,000	50	27,222	—	27,272

Issuance of Common Stock for Employee services	10,000	10	5,445	—	5,455

Issuance of Common Stock for cash	3,000	3	2,997	—	3,000

Issuance of Common Stock for conversion of interest	25,000	25	24,975	—	25,000

Issuance of Common Stock for conversion of principal	50,000	50	49,950	—	50,000

Net Loss	—	—	—	(1,377,416)	(1,377,416)

Balance at December 31, 2017	10,049,754	10,050	3,977,977	(3,571,502)	416,525

Stock Option Expense			48,510		48,510

Issuance of Common Stock for Employee services	15,000	15	8,085	—	8,100

Net Loss	—	—	—	(1,656,150)	(1,656,150)

Balance at December 31, 2018	10,064,754	$10,065	$4,034,572	$(5,227,652)	$(1,183,015)

The Notes to the Consolidated Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	For the Year ended December 31, 2018	For the Year ended December 31, 2017

Cash Flows From Operating Activities:
Net Loss	$(1,656,150)	$(1,377,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	8,100	32,727
Amortization	899,649	846,511
Impairment of intangible assets	345,000	--
Depreciation	--	818
Stock option expense	48,510	--
Provision for (recovery of) bad debt	(16,300)	31,237
Amortization of debt discount	33,857	--

Changes in operating assets and liabilities:
Accounts receivable	4,406	220,470
Accounts payable and accrued expenses	297,878	239,507
Deferred revenue	23,741	(33,269)
Other assets	(4,440)	(1,450)
Net Cash Used in Operating Activities	(15,749)	(40,865)

Cash Flows From Investing Activities:
Acquisition of entities	--	(1,045,352)
Net Cash Used in Investing Activities	--	(1,045,352)

Cash Flows From Financing Activities:
Proceeds from issuance stock	--	1,053,000
Repayment of factoring advance	(135,600)	--
Proceeds from factoring advance	151,500	--
Net Cash Provided by Financing Activities	15,900	1,053,000

Net Change in Cash and cash equivalents	151	(33,217)
Cash and cash equivalents at Beginning of the Year	8,969	42,186
Cash and cash equivalents at End of the Year	$9,120	$8,969

Cash paid for interest	$56,312	$68,342
Cash paid for taxes	$1,500	$--

Non Cash Investing & Financing Activities:
Promissory note obligation incurred upon acquisition	$--	$400,000
Promissory note obligation and accrued interest converted to stock	$--	$75,000
Accrued interest converted into promissory note	$33,038	$--

The Notes to the Consolidated Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND DECEMBER 31, 2017

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

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include the allocation of purchase price to fair value of assets acquired, allowance for bad debt, determination of useful lives, impairment of intangible assets, valuation of deferred taxes, and stock-based compensation.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2018 and December 31, 2017, the Company had no cash equivalents.

(D) Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables, and changes in payment histories. Accounts receivable are written off when management determines the likelihood of collection is remote. Interest is not charged on accounts receivable that are past due. The Company recorded an allowance for doubtful accounts of $6,000 and $41,044 as of December 31, 2018 and December 31, 2017, respectively.

(E) Advertising

Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2018 and December 31, 2017 were $500 and $10, respectively.

(F) Principles of Consolidation

The 2018 consolidated financial statements include the operations of EMR Technology Solutions, Inc., its wholly owned subsidiaries First Medical Solutions Corporation, EMRgence, LLC, Empower Technologies, Inc., and Digital Medical Solutions, Inc. The 2017 consolidated financial statements include the operations of EMR Technology Solutions, Inc., its wholly owned subsidiaries First Medical Solutions Corporation, EMRgence, LLC, Empower Technologies, Inc., and Digital Medical Solutions, Inc. (since March 16, 2017). All significant intercompany accounts and transactions have been eliminated in consolidation.

(G) Income Taxes

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

The Company follows the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The tax returns for the years ended December 31, 2018, 2017, 2016 and 2015 are subject to examination by the Internal Revenue Service.

(H) Furniture and Computer Equipment

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

Depreciation/
Amortization
Asset Category	Period
Furniture and fixtures	7 Years
Computer equipment	3 Years

Computer and equipment and website costs consisted of the following:

	December 31, 2018	December 31, 2017
Computer equipment	$12,758	$12,758
Furniture and Fixtures	1,254	1,254

Total	14,012	14,012
Accumulated depreciation	(14,012)	(14,012)
Balance	$--	$--

Depreciation expense for the year ended December 31, 2018 and December 31, 2017 was $0 and $818, respectively.

(I) Amortization and Impairment of Long-Lived Assets

Amortization and Impairment of long-lived assets are non-cash expenses relating primarily to intangible assets. The Company accounts for long-lived assets in accordance with the provisions of FASB ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Software costs are amortized over three (3) years. Non-compete costs are amortized over three (3) years and Customer Lists are amortized over five (5) years. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the years December 31, 2018 and 2017, we recorded an impairment expense $345,000 and $0, respectively.

(J) Fair Value Measurements and Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses, and notes payable, approximate their fair values as of December 31, 2018 and 2017, respectively because of their short-term maturities.

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

The Company did not identify any assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with ASC Topic 820.

(K) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(L) Revenue Recognition

The Company accounts for revenue in accordance with Topic 606, which the Company adopted on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 did not have a material impact on the timing or amounts of revenue recognized in our consolidated financial statements and therefore did not have a material impact on our financial position, results of operations, equity or cash flows as of the adoption date or for the year ended December 31, 2018. The Company did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the impact was immaterial. Also, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

(N) Basic and Diluted Net Loss Per Common Share

In accordance with ASC 260-10, “Earnings Per Share”, basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. As of December 31, 2018, and December 31, 2017, the Company has 855,038 and 816,667 shares of common stock issuable upon the conversion of notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the years ended December 31, 2018 and December 31, 2017.

(O) Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 “Leases,” which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of this ASU is not expected to have any impact on our results of operations, cash flows, or financial condition.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss and used cash in operating activities for the years ended December 31, 2018 and December 31, 2017. The Company also has a working capital deficit and an accumulated deficit at December 31, 2018. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital to sustain its current level of operations.

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

For the year ended December 31, 2017
Revenue	$808,563
Total expenses	2,018,823
Net loss	$(1,210,260)
Net loss per common share, basic and diluted	$(0.12)

NOTE 4 – PROMISSORY NOTES

The $700,000 FMS Note to a related party has an interest rate of ten percent (10%) per annum for a period of two (2) years and fully amortizes during the third (3rd) year. The related party is the Company’s Chief Technology Officer. The note can be converted at any time, at the option of the holder, into shares of the Company’s stock at a conversion price of $1.00 per share. On October 31, 2016, the holder of the FMS Note converted $200,000 of the note for 200,000 shares of common stock. The Company has recorded loss on conversion of debt of $72,000. On November 15, 2017, the Board of Directors approved an amendment to the FMS Note changing the conversion provision from $3.00 per share to $1.00 per share. On December 31, 2017, the holder of the FMS Note converted $25,000 of interest due for 25,000 shares of common stock. On June 30, 2018, September 30, 2018, and December 31, 2018, the holder of the FMS Note converted $33,038 of interest due for each period to additional principal on the FMS Note accruing at six percent (6.0%) annual interest. On December 31, 2018, the FMS Note was amended to change the beginning repayment period from December 31, 2018 to June 30, 2019 for $125,000 and 3 quarterly installments of $125,000 thereafter.

The Company issued a three (3) year convertible promissory note (the “EMRG Note”) for two hundred thousand dollars ($200,000). The EMRG Note has an interest rate of eight percent (8%) per annum for a period of one (1) years and fully amortizes during the next two (2) years. The note is secured with a pledge of forty percent (40%) of the membership interests acquired. The note can be converted at any time, at the option of the holder, into shares of the Company’s stock at a conversion price of $3 per share. On December 29, 2017, the EMRG Note was amended to change the beginning repayment period from December 31, 2017 to March 31, 2018 for $50,000 and 7 equal quarterly installments of $25,000 each thereafter and the interest rate was increased from 6% to 8% annually. On March 31, 2018, the EMRG Note was amended to change the beginning repayment period from March 31, 2018 to October 1, 2018 for $100,000 and 4 equal quarterly installments of $25,000 each thereafter. On September 30, 2018, the EMRG Note was amended to change the beginning repayment period from March 31, 2018 to January 1, 2019 for $125,000 and 3 equal quarterly installments of $25,000 each thereafter. Effective January 1, 2019, the EMRG Note was amended to change the beginning repayment period from January 1, 2019 to June 30, 2019 for $125,000 and 2 equal quarterly installments of $37,500 each thereafter.

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

The Company issued a three (3) year unsecured convertible promissory note (the “DMSI Note”) for two hundred fifty thousand dollars ($250,000). The DMSI Note has an interest rate of six percent (6%) per annum for a period of one (1) year and fully amortizes during the next two (2) years. The note can be converted at any time, at the option of the holder, into shares of the Company’s stock at a conversion price of $1.00 per share. On December 20, 2017, the Agreement was amended to remove the purchase price adjustment for EBITDA. On December 20, 2017, the Note was amended to change the interest only period from one year to two years, changing the beginning of principal payments from December 31, 2017 to December 31, 2018 and to increase the annual interest rate from 6% to 8% commencing January 1, 2018. On December 22, 2017, the Board of Directors approved an amendment to the Note changing the conversion provision from $3.00 per share to $1.00 per share. On December 29, 2017, the Board of Directors approved the request by the holder of the DMSI Note to convert $50,000 principal of the DMSI Note into 50,000 shares of the Company’s common stock. On December 31, 2018, the DMSI Note was amended to change the beginning repayment period from December 31, 2018 to June 30, 2019 for $50,000 and 3 quarterly installments of $50,000 thereafter.

On January 18, 2018, the Company entered into a Revenue Based Factoring Agreement with a third party. Under the agreement, the Company has sold $74,919 (the “Purchase Price”) in future accounts and contract rights for $56,500. The advance was received by the Company on January, 31, 2018. The difference between the amount sold and the purchase price of $18,419 has been recorded as a debt discount. In exchange for the purchased amount, the Company authorized the third party to ACH debit $305 daily from the Company’s bank account until the purchased amount is fully received. As of June 30, 2018, the balance due was fully repaid using the proceeds received from the June 26, 2018 Factoring Agreement described below. The Company amortized $18,419 of debt discount during the year ended December 31, 2018.

On June 26, 2018, the Company entered into a Revenue Based Factoring Agreement with a third party. Under the agreement, the Company has sold $125,875 (the “Purchase Price”) in future accounts and contract rights for $95,000. The advance was received by the Company on June 28, 2018. A portion of the proceeds was used to satisfy the balance due on the January 18, 2018 Factoring Agreement described above. The difference between the amount sold and the purchase price of $30,875 has been recorded as a debt discount. In exchange for the purchased amount, the Company authorized the third party to ACH debit $473 daily from the Company’s bank account until the purchased amount is fully received. As of December 31, 2018, the balance due was $49,757, net of debt discount of $15,437. The Company amortized $15,438 of debt discount during the year ended December 31, 2018.

Maturities of Long-Term Obligations for 2019 and Beyond

The minimum annual principal payments of notes payable at December 31, 2018 were:

2019	$899,778
2020	183,260
Total minimum principal payments	$1,083,038

NOTE 5 – COMMITMENTS AND CONTINGENCIES

On January 15, 2017, the Company entered into a two-year lease for office space, effective January 15, 2017 for a monthly rent of $1,143 per month. Rent expense for the year ended December 31, 2018 and December 31, 2017 was $13,767 and $12,562 respectively. The lease expired January 31, 2019. On January 15, 2019, the Company entered into a one-year lease. (Refer to Note 9)

The minimum annual lease payments for 2019 and beyond are:

2019	$14,206
2020	1,188
Total minimum lease payments	$15,394

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

The total fair value calculated for option is $48,510. During the twelve-month period ended December 31, 2018, the Company expensed $48,510 for options. The unrecognized future balance to be expensed over the term of the options is $0.

The following sets forth the options granted and outstanding as of December 31, 2018:

	Number of Options	Weighted Average Exercise price	Granted Options Exercisable	Intrinsic value
Options outstanding at December 31, 2016	--	--	--	--
Granted	--	--	--	--
Exercised	--	--	--	--
Forfeited/Expired	--	--	--	--

Options outstanding at December 31, 2017	--	--	--	--
Granted	90,000	$0.001	90,000	$0
Exercised	--	--	--	--
Forfeited/Expired	--	--	--	--

Options outstanding at December 31, 2018	90,000	$0.001	90,000	$0

(D) – Stock Issued for Conversion of Convertible Promissory Note

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

On June 30, 2018, September 30, 2018, and December 31, 2018, the holder of the FMS Note, a related party, converted $33,038 of interest due for each period to additional principal on the FMS Note accruing at six percent (6.0%) annual interest. On December 31, 2018, the FMS Note was amended to change the beginning repayment period from December 31, 2018 to June 30, 2019 for $125,000 and 3 quarterly installments of $125,000 thereafter.

NOTE 8 – INCOME TAXES

The Jobs act significantly revised the U.S. Corporate income tax by lowering the corporate federal income tax rate from 35% to 21% effective January 1, 2018.

The tax effects of the temporary differences between reportable financial statement income (loss) and taxable income (loss) are recognized as deferred tax assets and liabilities.

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017

Tax expense (benefit) at the statutory rate	$(344,642)	$(444,293)
State income taxes (benefit), net of federal income tax benefit	(82,773)	(90,843)
Non-deductible expenses	14,948	13,104
Change in tax rate estimates	--	222,925
Change in valuation allowance	413,967	299,107
Total	$1,500	$—

The tax effect of significant components of the Company’s deferred tax assets and liabilities at December 31, 2018 and December 31, 2017, are as follows:

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Deferred tax assets:
Net operating loss carryforward	$529,848	$247,090
Amortization and depreciation	276,432	231,129
Impairment of intangible assets	90,165	--
Provision for bad debt	3,904	8,163
Total gross deferred tax assets	900,349	486,382
Less: Deferred tax asset valuation allowance	(900,349)	(486,382)
Total net deferred tax assets	$—	$—

FASB ASC 740, Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance of $900,349 and $486,382 against its net deferred taxes is necessary as of December 31, 2018 and December 31, 2017, respectively. The change in valuation allowance for the years ended December 31, 2018 and 2017 is $413,967 and $299,107, respectively.

At December 31, 2018 and December 31, 2017, respectively, the Company had approximately $2,027,350 and $979,547, respectively, of U.S. net operating loss carryforwards remaining.

As a result of certain ownership changes, the Company may be subject to an annual limitation on the utilization of its U.S. net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. A study to determine the effect, if any, of this change, has not been undertaken.

The 2018, 2017, 2016, and 2015 tax returns remain subject to audit by various Federal and State taxing authorities.

NOTE 9 – SUBSEQUENT EVENTS

On January 15, 2019, the Company entered into a one-year office lease at a rate of $1,188 per month.

Effective January 1, 2019, the EMRG Note was amended to change the beginning repayment period from January 1, 2019 to June 30, 2019 for $125,000 and 2 equal quarterly installments of $37,500 each thereafter.

Effective February 15, 2019, by mutual agreement, the Company and two shareholders representing 400 shares of common stock of the Company issued in October 2017, cancelled said shares and refunded $410 to the shareholders.

On March 15, 2019, the Company entered into a Revenue Based Factoring Agreement with a third party. Under the agreement, the Company has sold $124,450 (the “Purchase Price”) in future accounts and contract rights for $95,000. The advance was received by the Company on March 18, 2019. A portion of the proceeds was used to satisfy the balance due on the June 26, 2018 Factoring Agreement described above. The difference between the amount sold and the purchase price of $29,450 has been recorded as a debt discount. In exchange for the purchased amount, the Company authorized the third party to ACH debit $506 daily from the Company’s bank account until the purchased amount is fully received.