Form 10-Q
period 2019-03-31
EMR Technology Solutions, Inc.
filed 2019-05-15
CIK 1687999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

As of May 14, 2019, there were 10,064,354 shares outstanding of the registrant’s common stock.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2019 AND DECEMBER 31, 2018

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,000	$9,120
Accounts receivable, net	52,280	78,648
Prepaid Expenses	4,440	4,440
Total Current Assets	63,720	92,208

Other Assets:
Security Deposit	1,450	1,450
Software, net	226,160	318,572
Customer lists, net	253,413	302,990
Covenant not to compete, net	11,544	15,505
Total other assets	492,567	638,517

TOTAL ASSETS	$556,287	$730,725

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current Liabilities:
Accounts payable	$452,844	$454,692
Accrued expenses	309,291	251,102
Deferred revenue	31,336	75,151
Factor advance, net	90,140	49,757
Promissory notes – current portion	550,000	500,000
Promissory notes – related party - current portion	533,038	399,778
Total Current Liabilities	1,966,649	1,730,480

Promissory note – related party – non-current	—	133,260
Promissory notes – non-current	—	50,000
TOTAL LIABILITIES	1,966,649	1,913,740

Commitments and Contingencies (See Note 5)

Stockholders’ Deficit:
Common Stock, 70,000,000 shares authorized, $.001 par value, 10,064,354 and 10,064,754 shares issued and outstanding in 2019 and 2018, respectively	10,065	10,065
Additional paid in capital	4,034,162	4,034,572
Accumulated deficit	(5,454,589)	(5,227,652)
Total stockholders’ deficit	(1,410,362)	(1,183,015)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$556,287	$730,725

The Notes to the Condensed Consolidated Unaudited Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2019 AND MARCH 31, 2018

(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
Revenues:
Service revenues	$78,239	$128,480
Contract revenues	110,445	132,829
Total revenues	188,684	261,309

Costs and expenses:
Cost of revenues	23,275	34,815
Selling, general, and administrative expense	207,889	281,673
Amortization expense	145,950	221,162
Total operating expenses	377,114	537,650

Loss from operations	(188,430)	(276,341)

Other Income (Expense)
Interest expense (net)	(38,507	(25,900)
Total other income (expense)	(38,507)	(25,900)

Loss before income taxes	(226,937)	(302,241)

Provision for income taxes	--	--

Net Loss	$(226,937)	$(302,241)

Basic and diluted net loss per common share	$(0.02)	$(0.03)

Weighted Average Number of Common Shares – Basic and diluted	10,064,558	10,063,321

The Notes to the Condensed Consolidated Unaudited Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED

MARCH 31, 2019 AND MARCH 31, 2018

(UNAUDITED)

					Total
			Additional		Stockholders’
	Common Stock		Paid in	Accumulated	Equity
	Shares	Par Value	Capital	Deficit	(Deficit)
Balance at December 31, 2017	10,049,754	$10,050	$3,977,977	$(3,571,502)	$416,525

Stock Option Expense			48,510		48,510

Issuance of Common Stock for Employee services	7,500	8	4,042		4,050

Net Loss				(302,241)	(302,241)

Balance at March 31, 2018 (unaudited)	10,057,254	$10,058	$4,030,529	$(3,873,743)	$166,844

Balance at December 31, 2018	10,064,754	$10,065	$4,034,572	$(5,227,652)	$(1,183,015)

Cancellation of Common Stock	(400)	--	(410)	--	(410)

Net Loss	--	--	--	(226,937)	(226,937)

Balance at March 31, 2019 (unaudited)	10,064,354	$10,065	$4,034,162	$(5,454,589)	$(1,410,362)

The Notes to the Condensed Consolidated Unaudited Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

	For the Three Months ended March 31, 2019	For the Three Months ended March 31, 2018

Cash Flows From Operating Activities:
Net Loss	$(226,937)	$(302,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	--	4,050
Amortization	145,950	221,162
Stock option expense	--	48,510
Provision for(recovery of) bad debt	(1,565)	10,440
Amortization of debt discount	17,089	3,150
Changes in operating assets and liabilities:
Accounts receivable	27,933	(28,812)
Accounts payable and accrued expenses	56,341	(162)
Deferred revenue	(43,815)	6,018
Net Cash Used in Operating Activities	(25,004)	(37,885)

Cash Flows From Financing Activities:
Proceeds from factoring advance	95,000	56,500
Repayment of factoring advance	(71,706)	(12,505)
Payment for cancellation of shares	(410)	--
Net Cash Provided by Financing Activities	22,884	43,995

Net Change in Cash and cash equivalents	(2,120)	6,110
Cash and cash equivalents at Beginning of the Period	9,120	8,969
Cash and cash equivalents at End of the Period	$7,000	$15,079

Supplemental cash flow information:
Cash paid for interest	$16,500	$25,900
Cash paid for taxes	$--	$--

Non-Cash Investing & Financing Activities:
Promissory note obligation incurred upon acquisition	$--	$--
Accrued interest converted into promissory note	$12,500	$--

The Notes to the Condensed Consolidated Unaudited Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statements’ presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

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

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2019 and December 31, 2018, the Company had no cash equivalents.

(D)	Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables, and changes in payment histories. Accounts receivable are written off when management determines the likelihood of collection is remote. Interest is not charged on accounts receivable that are past due. The Company recorded an allowance for doubtful accounts of $4,435 and $6,000 as of March 31, 2019 and December 31, 2018, respectively.

(E)	Principles of Consolidation

The 2019 and 2018 consolidated financial statements include the operations of EMR Technology Solutions, Inc. (“EMR”), its wholly owned subsidiaries First Medical Solutions, Inc. (“FMS”), EMRgence, LLC (“EMRG”), Empower Technologies, Inc. (“ETI”), and Digital Medical Solutions, Inc. (“DMSI”). All significant intercompany accounts and transactions have been eliminated in consolidation.

(F)	Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The tax returns for the years ended December 31, 2018, 2017, and 2016 are subject to examination by the Internal Revenue Service.

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

(H)	Amortization and Impairment of Long-Lived Assets

Amortization and Impairment of long-lived assets are non-cash expenses relating primarily to intangible assets. The Company accounts for long-lived assets in accordance with the provisions of FASB ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Software costs are amortized over three (3) years. Non-compete costs are amortized over three (3) years and Customer Lists are amortized over three (3) years. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of March 31, 2019 and December 31, 2018, we have recorded impairments of $0 and $345,000, respectively. For the three months ended March 31, 2019 and the three months ended March 31, 2018, amortization expense was $145,950 and $221,162, respectively.

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

Advertising costs are expensed as incurred. For the three months ended March 31, 2019 and March 31, 2018, the Company incurred $0 and $500, respectively.

(K)	Business Segments

The Company operates in one segment and therefore segment information is not presented.

(L)	Revenue Recognition

The Company accounts for revenue in accordance with Topic 606, which the Company adopted on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 did not have a material impact on the timing or amounts of revenue recognized in our unaudited condensed consolidated financial statements and therefore did not have a material impact on our financial position, results of operations, equity or cash flows as of the adoption date or for the three months ended March 31, 2019. The Company did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the impact was immaterial. Also, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

The Company derives revenue from the sale of software licenses when the products are installed and all required post implementation services are completed. The Company recognizes revenue from consulting services as the services are performed. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer under Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of our contracts with customers contain a single performance obligation to provide agreed-upon products or services. For contracts with multiple performance obligations, we allocate revenue to each performance obligation based on its relative standalone selling price. In accordance with Topic 606, we do not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer. The timing of our performance often differs from the timing of invoicing, which results in the recording of deferred revenue. Deferred revenue will be recognized when performance obligation is satisfied.

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

In June 2018, the FASB issued ASU 2018-07 “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” This ASU relates to the accounting for non-employee share-based payments. The amendment in this Update expands the scope of Topic 718 to include all share-based payment transactions in which a grantor acquired goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The ASU excludes share-based payment awards that relate to (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts from Customers. The share-based payments are to be measured at grant-date fair value of the equity instruments that the entity is obligated to issue when the good or service has been delivered or rendered and all other conditions necessary to earn the right to benefit from the equity instruments have been satisfied. This standard will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption of Topic 606. The adoption of this ASU has no material impact on our results of operations, cash flows or financial condition.

(N)	Cost of Revenue

Cost of revenue consists primarily of sub-contractor costs related to personnel who provide services to our customers, co-location costs, and other direct costs related to our services. Costs associated with the implementation of new customers are expensed as incurred.

(O)	Basic and Diluted Net Loss Per Common Share

In accordance with ASC 260-10, “Earnings Per Share”, basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. As of March 31, 2019 and March 31, 2018, the Company has 955,038 and 816,667 shares of common stock issuable upon the conversion of notes payable and 90,000 and 90,000 shares of common stock issuable upon the exercise of options, respectively, that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive.

(P)	Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 “Leases,” which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted the new standard as of January 1, 2019 using a modified retrospective approach and did not restate comparative periods. The Company elected the package of practical expedients permitted under the transition guidance, which allowed the Company to carryforward the assessment of whether its contracts contain or are leases, classification of its leases and remaining lease terms. The Company also elected to combine its lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the condensed statements of operation on a straight-line basis over the lease term. Based on the Company’s leases as of December 31, 2018, the adoption of ASU 2016-02 on January 1, 2019 resulted in no material impact to our condensed consolidated financial statements.

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements to determine their impact, if any, on our financial statements.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss and used cash in operating activities for the three months ended March 31, 2019. The Company also has a working capital deficit and an accumulated deficit at March 31, 2019. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital to sustain its current level of operations.

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

NOTE 3 – PROMISSORY NOTES AND FACTOR ADVANCES

The $700,000 FMS Note to a related party has an interest rate of ten percent (10%) per annum for a period of two (2) years and fully amortizes during the third (3rd) year. The note is secured by an escrowed copy of the software source code. The note can be converted at any time, at the option of the holder, into shares of the Company’s stock at a conversion price of $1.00 per share. On October 31, 2016, the holder of the FMS Note converted $200,000 of the note for 200,000 shares of common stock. The Company has recorded loss on conversion of debt of $72,000. On November 15, 2017, the Board of Directors approved an amendment to the FMS Note changing the conversion provision from $3.00 per share to $1.00 per share. On December 31, 2017, the holder of the FMS Note converted $25,000 of interest due for 25,000 shares of common stock. On June 30, 2018 and March 31, 2018, the holder of the FMS Note converted $12,500 of interest due for each period to additional principal on the FMS Note accruing at six percent (6.0%) annual interest. On December 31, 2018, the FMS Note was amended to change the beginning repayment period from December 31, 2018 to June 30, 2019 for $125,000 and 3 quarterly installments of $125,000 thereafter.

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

The Company issued a three (3) year unsecured convertible promissory note (the “ETI Note”) for one hundred fifty thousand dollars ($150,000). The ETI Note has an interest rate of six percent (6%) per annum for a period of two (2) years and fully amortizes during the third (3rd) year. The note can be converted at any time, at the option of the holder, into shares of the Company’s stock at a conversion price of $3 per share. Effective March 31, 2019, the ETI Note was amended to change the beginning repayment period from March 31, 2019 to June 30, 2019 for $37,500 and 3 equal quarterly installments of $37,500 each thereafter. On March 31, 2019, the Board of Directors approved an amendment to the ETI Note changing the conversion provision from $3.00 per share to $1.00 per share.

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

On June 26, 2018, the Company entered into a Revenue Based Factoring Agreement with a third party. Under the agreement, the Company has sold $125,875 (the “Purchase Price”) in future accounts and contract rights for $95,000. The advance was received by the Company on June 28, 2018. A portion of the proceeds was used to satisfy the balance due on the January 18, 2018 Factoring Agreement. The difference between the amount sold and the purchase price of $30,875 has been recorded as a debt discount. In exchange for the purchased amount, the Company authorized the third party to ACH debit $473 daily from the Company’s bank account until the purchased amount is fully received. As of March 15, 2019, the balance due was fully repaid using the proceeds received from the June 26, 2018 Factoring Agreement described below. The Company fully amortized $15,437 of debt discount during the three months ended March 31, 2019.

On March 15, 2019, the Company entered into a Revenue Based Factoring Agreement with a third party. Under the agreement, the Company has sold $124,450 (the “Purchase Price”) in future accounts and contract rights for $95,000. The advance was received by the Company on March 15, 2019. A portion of the proceeds was used to satisfy the balance due on the June 26, 2018 Factoring Agreement described above. The difference between the amount sold and the purchase price of $29,450 has been recorded as a debt discount. In exchange for the purchased amount, the Company authorized the third party to ACH debit $506 daily from the Company’s bank account until the purchased amount is fully received. As of March 31, 2019, the balance due was $90,140, net of debt discount of $27,798. The Company amortized $1,652 of debt discount during the three months ended March 31, 2019.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

On January 15, 2017, the Company entered into a two-year lease for office space, effective January 15, 2017 for a monthly rent of $1,143 per month. The lease expired January 31, 2019. On January 15, 2019, the Company entered into a one-year lease. The monthly rent is $1,188. Rent expense for the three months ended March 31, 2019 and March 31, 2018 was $3,628 and $3,484, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

(A) - Stock issued for cash

Effective February 15, 2019, by mutual agreement, the Company and two shareholders representing 400 shares of common stock of the Company issued in October 2017, cancelled said shares and refunded $410 to the shareholders.

(B) - Equity Incentive Plan

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

The following sets forth the options granted and outstanding as of March 31, 2019:

	Number of Options	Weighted Average Exercise price	Granted Options Exercisable	Intrinsic value
Options outstanding at December 31, 2018	90,000	$0.001	90,000	$0
Granted	--	--	--	--
Exercised	--	--	--	--
Forfeited/Expired	--	--	--	--

Options outstanding at March 31, 2019	90,000	$0.001	90,000	$0

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

Results of Operations

Revenues

For the three months ended March 31, 2019, revenues were $188,684 compared to $261,309 for the same period in 2018. The decrease in revenues for the three months ended March 31, 2018 was primarily attributable to a $50,241 decrease in one-time revenues and a decrease $22,384 in recurring revenues.

Cost of Revenues

Cost of revenues were $23,275 for the three months ended March 31, 2019 compared to $34,815 for the same period in 2018. The decrease in cost of revenues for the three months ended March 31, 2019, was primarily attributable to reduced revenues described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $207,889 for the three months ended March 31, 2019 compared to $281,673 for the same period in 2018. The decrease in selling, general and administrative expenses for the three months was primarily attributable to a decrease in accounting fees of $23,800, bad debt expense of $12,000, and stock option expense of $48,510.

Amortization Expense

Amortization expense was $145,950 for the three months ended March 31, 2019 compared to $221,162 for the same period in 2018. This decrease was primarily attributable to a reduced basis for amortization due to an impairment charge of $345,000 in 2018.

Other Expense

Other Expense was $38,507 for the three months ended March 31, 2019 compared to $25,900 for the same period in 2018. This was primarily due to the increase in interest expense resulting from the factoring agreements entered into in January and June 2018 and March 2019.

Net Loss

Net Loss for the three months ended March 31, 2018 was $226,937 compared to $302,241 for the same period in 2018. This decrease was primarily due to factors described above.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2018 compared to December 31, 2018.

	March 31, 2019	December 31, 2018
Current Assets	$63,720	$92,208
Current Liabilities	$1,966,649	$1,730,480
Working Capital (Deficit)	$(1,902,929)	$(1,638,272)

As of March 31, 2019, we had a working capital deficit of ($1,902,929) as compared to working capital deficit of ($1,638,272) at December 31, 2018, an increase in working capital deficit of $264,657.

Net cash used in operations of $25,004 decreased by $12,881 for the three months ended March 31, 2019 over the same period in 2018 primarily due to an decreases in net losses in 2019 over 2018 of $75,304, stock issued for services of $4,050, amortization expense of $75,212, stock option expense of $48,510, and amortization of debt discount of $13,939 and offset by provision for recovery of bad debt of $12,005 and a net change in operating assets and liabilities of $63,415.

Net cash provided from financing activities of $22,884 for the three months ended March 31, 2019 decreased by $21,111 from $43,995 during the same period in 2018. This decrease was primarily due to an increase in factoring advances of $38,500 and offset by an increase in factoring repayments of $59,201.

Our Auditors Have Raised Substantial Doubts as to Our Ability to Continue as a Going Concern

Our unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern. The Company has experienced recurring losses from operations which have caused an accumulated deficit of $5,454,589 at March 31, 2019.

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

The Company derives revenue from the sale of software licenses when the products are installed and all required post implementation services are completed. The Company recognizes revenue from consulting services as the services are performed. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer under Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of our contracts with customers contain a single performance obligation to provide agreed-upon products or services. For contracts with multiple performance obligations, we allocate revenue to each performance obligation based on its relative standalone selling price. In accordance with Topic 606, we do not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer. The timing of our performance often differs from the timing of invoicing, which results in the recording of deferred revenue. Deferred revenue will be recognized when performance obligation is satisfied.

Recent Accounting Standards

We have implemented all new accounting standards that are in effect and may impact our unaudited condensed consolidated financial statements and do not believe that there are any other new accounting standards that have been issued that might have a material impact on our financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02 “Leases,” which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of this ASU has no material impact on our results of operations, cash flows, or financial condition.

In June 2018, the FASB issued ASU 2018-07 “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” This ASU relates to the accounting for non-employee share-based payments. The amendment in this Update expands the scope of Topic 718 to include all share-based payment transactions in which a grantor acquired goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The ASU excludes share-based payment awards that relate to (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts from Customers. The share-based payments are to be measured at grant-date fair value of the equity instruments that the entity is obligated to issue when the good or service has been delivered or rendered and all other conditions necessary to earn the right to benefit from the equity instruments have been satisfied. This standard will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption of Topic 606. The adoption of this ASU has no material impact on our results of operations, cash flows or financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on April 16, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMR TECHNOLOGY SOLUTIONS, INC.

Date: May 14, 2019	By:	/s/ John X. Adiletta
	Name:	John X. Adiletta
	Title:	Chief Executive Officer
(Principal Executive Officer)