Form 10-Q
period 2019-06-30
EMR Technology Solutions, Inc.
filed 2019-08-14
CIK 1687999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

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

(908) 997-0617

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of August 14, 2019, there were 10,151,854 shares outstanding of the registrant’s common stock.

i

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are forward-looking statements. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. Among the factors that could cause actual results to differ materially from the forward-looking statements are the following: the Company’s ability to obtain necessary capital, the Company’s ability to meet anticipated development timelines, the Company’s ability to protect its proprietary technology and knowhow, the Company’s ability to establish a global market, the Company’s ability to successfully consummate future acquisitions and such other risk factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission, including those filed with this Form 10-Q quarterly report. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2019 AND DECEMBER 31, 2018

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,011	$9,120
Accounts receivable, net	48,788	78,648
Prepaid Expenses	4,040	4,440
Total Current Assets	56,839	92,208

Other Assets:
Security Deposit	1,450	1,450
Software, net	149,330	318,572
Customer lists, net	188,254	302,990
Covenant not to compete, net	7,583	15,505
Total other assets	346,617	638,517

TOTAL ASSETS	$403,456	$730,725

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$369,565	$454,692
Accrued expenses	377,092	251,102
Deferred revenue	48,800	75,151
Factor advance, net	65,179	49,757
Promissory notes – current portion	645,550	500,000
Promissory notes – related party - current portion	533,038	399,778
Total Current Liabilities	2,039,224	1,730,480

Promissory note – related party – non-current	--	133,260
Promissory notes – non-current	--	50,000
TOTAL LIABILITIES	2,039,224	1,913,740

Commitments and Contingencies (See Note 4)	--	--

Stockholders’ Deficit:
Common Stock, 70,000,000 shares authorized, $.001 par value, 10,151,854 and 10,064,754 shares issued and outstanding in 2019 and 2018, respectively	10,152	10,065
Additional paid in capital	4,081,372	4,034,572
Accumulated deficit	(5,727,292)	(5,227,652)
Total stockholders’ deficit	(1,635,768)	(1,183,015)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$403,456	$730,725

The Notes to the Condensed Consolidated Unaudited Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND JUNE 30, 2018

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Service revenues	$34,308	$18,287	$112,547	$146,767
Contract revenues	115,996	103,951	226,441	236,780
Total revenues	150,304	122,238	338,988	383,547

Costs and expenses:
Cost of revenues	22,440	11,586	45,715	46,401
Selling, general, and administrative expense	223,617	215,373	431,506	497,046
Amortization expense	145,950	221,162	291,900	442,324
Total operating expenses	392,007	448,121	769,121	985,771

Loss from operations	(241,703)	(325,883)	(430,133)	(602,224)

Other Income (Expense)
Interest expense (net)	(31,000)	(41,024)	(69,507)	(66,924)
Total other income (expense)	(31,000)	(41,024)	(69,507)	(66,924)

Loss before income taxes	(272,703)	(366,907)	(499,640)	(669,148)

Provision for income taxes	--	--	--	--

Net Loss	$(272,703)	$(366,907)	$(499,640)	$(669,148)

Basic and diluted net loss per common share	$(0.03)	$(0.04)	$(0.05)	$(0.07)

Weighted Average Number of Common Shares	10,092,548	10,063,321	10,078,475	10,059,906

The Notes to the Condensed Consolidated Unaudited Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED

JUNE 30, 2019 AND JUNE 30, 2018

(UNAUDITED)

					Total
			Additional		Stockholders’
	Common Stock		Paid in	Accumulated	Equity
	Shares	Par Value	Capital	Deficit	(Deficit)
Balance at March 31, 2018 (unaudited)	10,057,254	$10,058	$4,030,529	$(3,873,743)	$166,844

Issuance of Common Stock for Employee services	7,500	7	4,043		4,050

Net Loss				(366,907)	(366,907)

Balance at June 30, 2018 (unaudited)	10,064,754	$10,065	$4,034,572	$(4,240,650)	$(196,013)

Balance at March 31, 2019 (unaudited)	10,064,354	$10,065	$4,034,162	$(5,454,589)	$(1,410,362)

Issuance of Common Stock for Director Fees	50,000	50	26,977	--	27,027

Issuance of Common Stock for Employee services	37,500	37	20,233	--	20,270

Net Loss	--	--	--	(272,703)	(272,703)

Balance at June 30, 2019 (unaudited)	10,151,854	$10,152	$4,081,372	$(5,727,292)	$(1,635,768)

The Notes to the Condensed Consolidated Unaudited Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED

JUNE 30, 2019 AND JUNE 30, 2018

(UNAUDITED)

					Total
			Additional		Stockholders’
	Common Stock		Paid in	Accumulated	Equity
	Shares	Par Value	Capital	Deficit	(Deficit)
Balance at December 31, 2017	10,049,754	$10,050	$3,977,977	$(3,571,502)	$416,525

Stock Option Expense			48,510		48,510

Issuance of Common Stock for Employee services	15,000	15	8,085		8,100

Net Loss				(669,148)	(669,148)

Balance at June 30, 2018 (unaudited)	10,064,754	$10,065	$4,034,572	$(4,240,650)	$(196,013)

Balance at December 31, 2018	10,064,754	$10,065	$4,034,572	$(5,227,652)	$(1,183,015)

Cancellation of Common Stock	(400)	--	(410)	--	(410)

Issuance of Common Stock for Director Fees	50,000	50	26,977	--	27,027

Issuance of Common Stock for Employee services	37,500	37	20,233	--	20,270

Net Loss	--	--	--	(499,640)	(499,640)

Balance at June 30, 2019 (unaudited)	10,151,854	$10,152	$4,081,372	$(5,727,292)	$(1,635,768)

The Notes to the Condensed Consolidated Unaudited Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

	For the Six Months ended June 30, 2019	For the Six Months ended June 30, 2018

Cash Flows From Operating Activities:
Net Loss	$(499,640)	$(669,148)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock issued for services	47,297	8,100
Amortization	291,900	442,324
Stock option expense	--	48,510
Provision for (recovery of) bad debt	(1,000)	(2,234)
Amortization of debt discount	24,513	18,667
Changes in operating assets and liabilities:
Accounts receivable	30,860	19,652
Accounts payable and accrued expenses	136,413	74,249
Prepaid expenses	400	--
Deferred revenue	(26,352)	9,618
Net Cash Provided by (Used in) Operating Activities	4,391	(50,262)

Cash Flows From Financing Activities:
Proceeds from factoring advance	95,000	151,500
Repayment of factoring advance	(104,090)	(76,113)
Cash overdraft	--	5,552
Payment for cancellation of shares	(410)	--
Net Cash Provided by (Used in) Financing Activities	(9,500)	80,939

Net Change in Cash and cash equivalents	(5,109)	30,677
Cash and cash equivalents at Beginning of the Period	9,120	8,969
Cash and cash equivalents at End of the Period	$4,011	$39,646

Supplemental cash flow information:
Cash paid for interest	$30,750	$40,750
Cash paid for taxes	$--	$--

Non-Cash Investing & Financing Activities:
Accrued interest converted into promissory note	$--	$12,500
Conversion of accounts payable into a promissory note	$95,550	$--

The Notes to the Condensed Consolidated Unaudited Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2019 and December 31, 2018, the Company had no cash equivalents.

(D)	Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables, and changes in payment histories. Accounts receivable are written off when management determines the likelihood of collection is remote. Interest is not charged on accounts receivable that are past due. The Company recorded an allowance for doubtful accounts of $5,000 and $6,000 as of June 30, 2019 and December 31, 2018, respectively.

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

(H)	Amortization and Impairment of Long-Lived Assets

Amortization and Impairment of long-lived assets are non-cash expenses relating primarily to intangible assets. The Company accounts for long-lived assets in accordance with the provisions of FASB ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Software costs are amortized over three (3) years. Non-compete costs are amortized over three (3) years and Customer Lists are amortized over three (3) years. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of June 30, 2019, and December 31, 2018, we have recorded impairments of $0 and $345,000, respectively. For the three months ended June 30, 2019 and 2018, amortization expense was $145,950 and $221,162, respectively. For the six months ended June 30, 2019 and 2018, amortization expense was $291,900 and $442,324, respectively.

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

Advertising costs are expensed as incurred. For the three months ended June 30, 2019 and 2018, the Company incurred $0 and $0, respectively. For the six months ended June 30, 2019 and 2018, the Company incurred $0 and $500, respectively.

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

(O)	Basic and Diluted Net Loss Per Common Share

In accordance with ASC 260-10, “Earnings Per Share”, basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. As of June 30, 2019 and June 30, 2018, the Company has 1,065,907 and 829,167 shares of common stock issuable upon the conversion of notes payable and 90,000 and 90,000 shares of common stock issuable upon the exercise of options, respectively, that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive.

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

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss for the six months ended June 30, 2019. The Company also has a working capital deficit and an accumulated deficit at June 30, 2019. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital to sustain its current level of operations.

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

NOTE 3 – PROMISSORY NOTES AND FACTOR ADVANCES

The $700,000 FMS Note to a related party has an interest rate of ten percent (10%) per annum for a period of two (2) years and fully amortizes during the third (3rd) year. The note is secured by an escrowed copy of the software source code. The note can be converted at any time, at the option of the holder, into shares of the Company’s stock at a conversion price of $1.00 per share. On October 31, 2016, the holder of the FMS Note converted $200,000 of the note for 200,000 shares of common stock. The Company has recorded loss on conversion of debt of $72,000. On November 15, 2017, the Board of Directors approved an amendment to the FMS Note changing the conversion provision from $3.00 per share to $1.00 per share. On December 31, 2017, the holder of the FMS Note converted $25,000 of interest due for 25,000 shares of common stock. On June 30, 2018 and March 31, 2018, the holder of the FMS Note converted $12,500 of interest due for each period to additional principal on the FMS Note accruing at six percent (6.0%) annual interest. On December 31, 2018, the FMS Note was amended to change the beginning repayment period from December 31, 2018 to June 30, 2019 for $125,000 and 3 quarterly installments of $125,000 thereafter. On June 30, 2019, the FMS Note was amended to change the beginning repayment period from June 30, 2019 to September 30, 2019 and 2 quarterly installments thereafter.

The Company issued a three (3) year convertible promissory note (the “EMRG Note”) for two hundred thousand dollars ($200,000). The EMRG Note has an interest rate of eight percent (8%) per annum for a period of one (1) years and fully amortizes during the next two (2) years. The note is secured with a pledge of forty percent (40%) of the membership interests acquired. The note can be converted at any time, at the option of the holder, into shares of the Company’s stock at a conversion price of $3 per share. On December 29, 2017, the EMRG Note was amended to change the beginning amortization period from December 31, 2017 to March 31, 2018 for $50,000 and 7 equal quarterly installments of $25,000 each thereafter and the interest rate was increased from 6% to 8% annually. On March 31, 2018, the EMRG Note was amended to change the beginning amortization period from March 31, 2018 to October 1, 2018 for $100,000 and 4 equal quarterly installments of $25,000 each thereafter. On March 31, 2018, the EMRG Note was amended to change the beginning amortization period from March 31, 2018 to January 1, 2019 for $125,000 and 3 equal quarterly installments of $25,000 each thereafter. On September 30, 2018, the EMRG Note was amended to change the beginning repayment period from March 31, 2018 to January 1, 2019 for $125,000 and 3 equal quarterly installments of $25,000 each thereafter. Effective January 1, 2019, the EMRG Note was amended to change the beginning repayment period from January 1, 2019 to June 30, 2019 for $125,000 and 2 equal quarterly installments of $37,500 each thereafter. On June 30, 2019, the EMRG Note was amended to change the beginning repayment period from July 1, 2019 to October 1, 2019 for $200,000.

The Company issued a three (3) year unsecured convertible promissory note (the “ETI Note”) for one hundred fifty thousand dollars ($150,000). The ETI Note has an interest rate of six percent (6%) per annum for a period of two (2) years and fully amortizes during the third (3rd) year. The note can be converted at any time, at the option of the holder, into shares of the Company’s stock at a conversion price of $3 per share. Effective March 31, 2019, the ETI Note was amended to change the beginning repayment period from March 31, 2019 to June 30, 2019 for $37,500 and 3 equal quarterly installments of $37,500 each thereafter. On March 31, 2019, the Board of Directors approved an amendment to the ETI Note changing the conversion provision from $3.00 per share to $1.00 per share. On June 30, 2019, the ETI Note was amended to change the beginning repayment period from June 30, 2019 to September 30, 2019 for $75,000 and 2 quarterly installments of $37,500 thereafter.

The Company issued a three (3) year unsecured convertible promissory note (the “DMSI Note”) for two hundred fifty thousand dollars ($250,000). The DMSI Note has an interest rate of six percent (6%) per annum for a period of one (1) year and fully amortizes during the next two (2) years. The note can be converted at any time, at the option of the holder, into shares of the Company’s stock at a conversion price of $1.00 per share. On December 20, 2017, the Agreement was amended to remove the purchase price adjustment for EBITDA. On December 20, 2017, the Note was amended to change the interest only period from one year to two years, changing the beginning of principal payments from December 31, 2017 to December 31, 2018 and to increase the annual interest rate from 6% to 8% commencing January 1, 2018. On December 22, 2017, the Board of Directors approved an amendment to the Note changing the conversion provision from $3.00 per share to $1.00 per share. On December 29, 2017, the Board of Directors approved the request by the holder of the DMSI Note to convert $50,000 principal of the DMSI Note into 50,000 shares of the Company’s common stock. On December 31, 2018, the DMSI Note was amended to change the beginning repayment period from December 31, 2018 to June 30, 2019 for $50,000 and 3 quarterly installments of $50,000 thereafter. On April 30, 2019, $95,550 of accounts payable was added the DMSI Note. The payment due on June 30, 2019 was not paid and the noteholder has not notified the Company of any event of default.

On January 18, 2018, the Company entered into a Revenue Based Factoring Agreement with a third party. Under the agreement, the Company sold $74,919 (the “Purchase Price”) in future accounts and contract rights for $56,500. The advance was received by the Company on January, 31, 2018. The difference between the amount sold and the purchase price of $18,419 was recorded as a debt discount. In exchange for the purchased amount, the Company authorized the third party to ACH debit $305 daily from the Company’s bank account until the purchased amount is fully received.

On June 26, 2018, the Company entered into a Revenue Based Factoring Agreement with a third party. Under the agreement, the Company has sold $125,875 (the “Purchase Price”) in future accounts and contract rights for $95,000. The advance was received by the Company on June 28, 2018. A portion of the proceeds was used to satisfy the balance due on the January 18, 2018 Factoring Agreement. The difference between the amount sold and the purchase price of $30,875 has been recorded as a debt discount. In exchange for the purchased amount, the Company authorized the third party to ACH debit $473 daily from the Company’s bank account until the purchased amount is fully received. As of March 15, 2019, the balance due was fully repaid using the proceeds received from the June 26, 2018 Factoring Agreement described below. The Company fully amortized $15,437 of debt discount during the six months ended June 30, 2019.

On March 15, 2019, the Company entered into a Revenue Based Factoring Agreement with a third party. Under the agreement, the Company has sold $124,450 (the “Purchase Price”) in future accounts and contract rights for $95,000. The advance was received by the Company on March 15, 2019. A portion of the proceeds was used to satisfy the balance due on the June 26, 2018 Factoring Agreement described above. The difference between the amount sold and the purchase price of $29,450 has been recorded as a debt discount. In exchange for the purchased amount, the Company authorized the third party to ACH debit $506 daily from the Company’s bank account until the purchased amount is fully received. As of June 30, 2019, the balance due was $65,179, net of debt discount of $20,374. The Company amortized $9,076 of debt discount during the six months ended June 30, 2019.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

On January 15, 2017, the Company entered into a two-year lease for office space, effective January 15, 2017 for a monthly rent of $1,143 per month. The lease expired January 31, 2019. On January 15, 2019, the Company entered into a one-year lease. The monthly rent is $1,188. Rent expense for the three months ended June 30, 2019 and 2018 was $3,578 and $2,600, respectively. Rent expense for the six months ended June 30, 2019 and 2018 was $7,206 and $6,084, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

(A) - Stock issued for cash

Effective February 15, 2019, by mutual agreement, the Company and two shareholders representing 400 shares of common stock of the Company issued in October 2017, cancelled said shares and refunded $410 to the shareholders.

On June 1, 2019, two (2) members of the Board of Directors of the Company were each issued 25,000 of the Company’s common stock with a fair value of $27,027 as compensation for services in such capacity.

On June 1, 2019, two (2) non-executive employees of the Company were each issued 10,000 of the Company’s common stock with a fair value of $10,811 as a bonus for performance.

On June 1, 2019, two (2) non-executive employees of the Company were each issued 5,000 of the Company’s common stock with a fair value of $5,405 as a bonus for performance.

On June 1, 2019, one (1) non-executive employee of the Company was each issued 7,500 of the Company’s common stock with a fair value of $4,054 as a bonus for performance.

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

The following sets forth the options granted and outstanding as of June 30, 2019:

	Number of Options	Weighted Average Exercise price	Granted Options Exercisable	Intrinsic value
Options outstanding at December 31, 2018	90,000	$0.001	90,000	$0
Granted	--	--	--	--
Exercised	--	--	--	--
Forfeited/Expired	--	--	--	--

Options outstanding at June 30, 2019	90,000	$0.001	90,000	$0

NOTE 6 - RELATED PARTY TRANSACTIONS

On June 30, 2018, September 30, 2018, and December 31, 2018, the holder of the FMS Note, a related party, converted $33,038 of interest due for each period to additional principal on the FMS Note accruing at six percent (6.0%) annual interest. On December 31, 2018, the FMS Note was amended to change the beginning repayment period from December 31, 2018 to June 30, 2019 for $125,000 and 3 quarterly installments of $125,000 thereafter. On June 30, 2019, the FMS Note was amended to change the beginning repayment period from June 30, 2019 to September 30, 2019 and 2 quarterly installments thereafter.

On June 1, 2019, two (2) members of the Board of Directors of the Company were each issued 25,000 of the Company’s common stock with a fair value of $27,027 as compensation for services in such capacity.

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

Growth Strategy

Our growth strategy involves three primary approaches: acquiring electronic medical record companies and then migrating the customers of those companies to our solutions, selling our solutions directly to healthcare providers practicing in ambulatory settings, and acquiring providers of other healthcare technology services such as revenue cycle management companies. We intend to distribute our solutions through our websites, endorsements from medical groups and associations, and referrals from existing clients.

Results of Operations

Revenues

For the three and six months ended June 30, 2019, revenues were $150,304 and $338,988 compared to $122,238 $383,547 for the same period in 2018. The increase in revenues for the three months ended June 30, 2019 was primarily attributable to a $16,021 increase in one-time revenues and an increase of $12,045 in recurring revenues primarily due to a 5% price increase effective March 1, 2019. The decrease in revenues for the six months ended June 30, 2019 was primarily attributable to a $34,220 decrease in one-time revenues due to fewer physician clients required to report certain patient care results to the Centers for Medicare & Medicaid Services, and a decrease of $10,339 in recurring revenues.

Cost of Revenues

Cost of revenues were $22,440 and $45,715 for the three and six months ended June 30, 2019 compared to $11,586 and $46,401 for the same period in 2018. The increase in cost of revenues for the three months ended June 30, 2019, was primarily attributable to increased cloud services. The decrease in cost of revenues for the six months ended June 30, 2019, was primarily attributable to reduced revenues described above and reduced co-location facilities expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $223,617 and $431,506 for the three and six months ended June 30, 2019 compared to $215,323 and $497,046 for the same period in 2018. The increase in selling, general and administrative expenses for the three months ended June 30, 2019, was primarily attributable to an increase in software development costs. The decrease in selling, general and administrative expenses for the six months was primarily attributable to a decrease in accounting fees of $24,800, cost of financing of $18,200, and legal fees of $34,200.

Amortization Expense

Amortization expense was $145,950 and $291,900 for the three and six months ended June 30, 2019 compared to $221,162 and $442,324 for the same period in 2018. These decreases were primarily attributable to a reduced basis for amortization due to an impairment charge of $345,000 in 2018.

Other Expense

Other Expense was $31,000 and $69,507 for the three and six months ended June 30, 2019 compared to $41,024 and $66,924 for the same period in 2018. The decrease in other expense for the three months ended June 30, 2019, was primarily attributable to a decrease in interest expense from factoring agreements. The increase in other expense for the six months ended June 30, 2019, was primarily attributable to an increase in interest expense from factoring agreements entered into in January and June of 2018, and March 2019.

Net Loss

Net Loss for the three and six months ended June 30, 2019 was $272,703 and $499,640 compared to $366,907 and $669,148 for the same period in 2018. These decreases were primarily due to the factors described above.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2019 compared to December 31, 2018.

	June 30, 2019	December 31, 2018
Current Assets	$56,839	$92,208
Current Liabilities	$2,039,224	$1,730,480
Working Capital (Deficit)	$(1,982,385)	$(1,638,272)

As of June 30, 2019, we had a working capital deficit of ($1,982,385) as compared to working capital deficit of ($1,638,272) at December 31, 2018, an increase in working capital deficit of $344,113.

Net cash provided by operations of $4,391 increased by $54,653 for the six months ended June 30, 2019 over the same period in 2018 primarily due to decreases in net losses in 2019 over 2018 of $169,508, amortization expense of $150,424, stock option expense of $48,510, and offset by amortization of debt discount of $5,846, an increase in stock issued for services of $39,197, and a net change in operating assets and liabilities of $37,802.

Net cash used in financing activities of ($9,500) for the six months ended June 30, 2019 decreased by $90,439 from $80,939 during the same period in 2018. This decrease was primarily due to an increase in repayment of factoring advances of $27,977 and by an decrease in factoring advances of $56,500.

Our Auditors Have Raised Substantial Doubts as to Our Ability to Continue as a Going Concern

Our unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern. The Company has experienced recurring losses from operations which have caused an accumulated deficit of $5,727,292 at June 30, 2019.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 1, 2019, two (2) members of the Board of Directors of the Company were each issued 25,000 of the Company’s common stock with a fair value of $27,027 as compensation for services in such capacity.

On June 1, 2019, two (2) non-executive employees of the Company were each issued 10,000 of the Company’s common stock with a fair value of $10,811 as a bonus for performance.

On June 1, 2019, two (2) non-executive employees of the Company were each issued 5,000 of the Company’s common stock with a fair value of $5,405 as a bonus for performance.

On June 1, 2019, one (1) non-executive employee of the Company was each issued 7,500 of the Company’s common stock with a fair value of $4,054 as a bonus for performance.

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

EMR TECHNOLOGY SOLUTIONS, INC.

Date: August 14, 2019	By:	/s/ John X. Adiletta
	Name:	John X. Adiletta
	Title:	Chief Executive Officer
(Principal Executive Officer)