Form 10-Q
period 2019-09-30
EMR Technology Solutions, Inc.
filed 2019-11-13
CIK 1687999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

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

As of November 13, 2019, there were 10,151,854 shares outstanding of the registrant’s common stock.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,906	$9,120
Accounts receivable, net	13,663	78,648
Prepaid Expenses	3,240	4,440
Total Current Assets	23,809	92,208

Other Assets:
Security Deposit	1,450	1,450
Software, net	72,500	318,572
Customer lists, net	123,095	302,990
Covenant not to compete, net	3,622	15,505
Total other assets	200,667	638,517

TOTAL ASSETS	$224,476	$730,725

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$393,046	$454,692
Accrued expenses	507,883	251,102
Deferred revenue	37,462	75,151
Factor advance, net	41,250	49,757
Promissory notes – current portion	645,550	500,000
Promissory notes – related party - current portion	533,037	399,778
Total Current Liabilities	2,158,229	1,730,480

Promissory note – related party – non-current	--	133,260
Promissory notes – non-current	--	50,000
TOTAL LIABILITIES	2,158,229	1,913,740

Commitments and Contingencies (See Note 4)	--	--

Stockholders’ Deficit:
Common Stock, 70,000,000 shares authorized, $.001 par value, 10,151,854 and 10,064,754 shares issued and outstanding in 2019 and 2018, respectively	10,152	10,065
Additional paid in capital	4,081,372	4,034,572
Accumulated deficit	(6,025,277)	(5,227,652)
Total stockholders’ deficit	(1,933,753)	(1,183,015)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$224,476	$730,725

The Notes to the Condensed Consolidated Unaudited Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND SEPTEMBER 30, 2018

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Service revenues	$7,637	$34,080	$120,184	$180,847
Contract revenues	104,313	132,071	330,754	368,851
Total revenues	111,950	166,151	450,938	549,698

Costs and expenses:
Cost of revenues	20,519	34,457	66,234	80,948
Selling, general, and administrative expense	209,105	166,945	640,611	661,435
Amortization expense	145,950	221,163	437,850	663,487
Total operating expenses	375,574	422,655	1,144,695	1,405,870

Loss from operations	(263,624)	(256,504)	(693,757)	(856,172)

Other Income (Expense)
Interest expense (net)	(32,886)	(30,593)	(102,393)	(97,517)
Total other income (expense)	(32,886)	(30,593)	(102,393)	(100,073)

Loss before income taxes	(296,510)	(287,097)	(796,150)	(956,245)

Provision for income taxes	(1,475)	(1,791)	(1,475)	(2,556)

Net Loss	$(297,985)	$(287,097)	$(797,625)	$(956,245)

Basic and diluted net loss per common share	$(0.03)	$(0.03)	$(0.08)	$(0.10)

Weighted Average Number of Common Shares	10,151,854	10,063,321	10,103,203	10,061,540

The Notes to the Condensed Consolidated Unaudited Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2019 AND SEPTEMBER 30, 2018

(UNAUDITED)

					Total
			Additional		Stockholders’
	Common Stock		Paid in	Accumulated	Equity
	Shares	Par Value	Capital	Deficit	(Deficit)
Balance at June 30, 2018 (unaudited)	10,064,754	$10,065	$4,034,572	$(4,240,650)	$(196,013)

Net Loss				(287,097)	(366,907)

Balance at September 30, 2018 (unaudited)	10,064,754	$10,065	$4,034,572	$(4,527,747)	$(483,110)

Balance at June 30, 2019 (unaudited)	10,151,854	$10,152	$4,081,372	$(5,727,292)	$(1,635,768)

Net Loss	--	--	--	(297,985)	(297,986)

Balance at September 30, 2019 (unaudited)	10,151,854	$10,152	$4,081,372	$(6,025,277)	$(1,933,753)

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2019 AND SEPTEMBER 30, 2018

(UNAUDITED)

					Total
			Additional		Stockholders’
	Common Stock		Paid in	Accumulated	Equity
	Shares	Par Value	Capital	Deficit	(Deficit)
Balance at December 31, 2017	10,049,754	$10,050	$3,977,977	$(3,571,502)	$416,525

Stock Option Expense			48,510		48,510

Issuance of Common Stock for Employee services	15,000	15	8,085		8,100

Net Loss				(669,148)	(669,148)

Balance at September 30, 2018 (unaudited)	10,064,754	$10,065	$4,034,572	$(4,240,650)	$(196,013)

Balance at December 31, 2018	10,064,754	$10,065	$4,034,572	$(5,227,652)	$(1,183,015)

Cancellation of Common Stock	(400)	--	(410)	--	(410)

Issuance of Common Stock for Director Fees	50,000	50	26,977	--	27,027

Issuance of Common Stock for Employee services	37,500	37	20,233	--	20,270

Net Loss	--	--	--	(797,625)	(797,625)

Balance at September 30, 2019 (unaudited)	10,151,854	$10,152	$4,081,372	$(6,025,277)	$(1,933,753)

The Notes to the Condensed Consolidated Unaudited Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

	For the Nine Months ended September 30, 2019	For the Nine Months ended September 30, 2018

Cash Flows From Operating Activities:
Net Loss	$(797,625)	$(956,245)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock issued for services	47,297	8,100
Amortization	437,850	663,487
Stock option expense	--	48,510
Provision for (recovery of) bad debt	(1,114)	(11,425)
Amortization of debt discount	31,855	26,262
Changes in operating assets and liabilities:
Accounts receivable	66,099	18,646
Other assets	--	(1,300)
Accounts payable and accrued expenses	290,685	153,957
Prepaid expenses	1,200	--
Deferred revenue	(37,689)	(4,496)
Net Cash Provided by (Used in) Operating Activities	38,558	(54,504)

Cash Flows From Financing Activities:
Proceeds from factoring advance	95,000	151,500
Repayment of factoring advance	(135,362)	(105,664)
Payment for cancellation of shares	(410)	--
Net Cash Provided by (Used in) Financing Activities	(40,772)	45,836

Net Change in Cash and cash equivalents	(2,214)	(8,668)
Cash and cash equivalents at Beginning of the Period	9,120	8,969
Cash and cash equivalents at End of the Period	$6,906	$301

Supplemental cash flow information:
Cash paid for interest	$36,750	$40,750
Cash paid for taxes	$1,475	$--

Non-Cash Investing & Financing Activities:
Accrued interest converted into promissory note	$--	$25,000
Conversion of accounts payable into a promissory note	$95,550	$--

The Notes to the Condensed Consolidated Unaudited Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2019 and December 31, 2018, the Company had no cash equivalents.

(D)	Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables, and changes in payment histories. Accounts receivable are written off when management determines the likelihood of collection is remote. Interest is not charged on accounts receivable that are past due. The Company recorded an allowance for doubtful accounts of $0 and $6,000 as of September 30, 2019 and December 31, 2018, respectively.

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

(H)	Amortization and Impairment of Long-Lived Assets

Amortization and Impairment of long-lived assets are non-cash expenses relating primarily to intangible assets. The Company accounts for long-lived assets in accordance with the provisions of FASB ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Software costs are amortized over three (3) years. Non-compete costs are amortized over three (3) years and Customer Lists are amortized over three (3) years. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of September 30, 2019, and December 31, 2018, we have recorded impairments of $0 and $345,000, respectively. For the three months ended September 30, 2019 and 2018, amortization expense was $145,950 and $221,163, respectively. For the nine months ended September 30, 2019 and 2018, amortization expense was $437,850 and $663,487, respectively.

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

Advertising costs are expensed as incurred. For the three months ended September 30, 2019 and 2018, the Company incurred $0 and $0, respectively. For the nine months ended September 30, 2019 and 2018, the Company incurred $0 and $500, respectively.

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

In September 2018, the FASB issued ASU 2018-07 “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” This ASU relates to the accounting for non-employee share-based payments. The amendment in this Update expands the scope of Topic 718 to include all share-based payment transactions in which a grantor acquired goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The ASU excludes share-based payment awards that relate to (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts from Customers. The share-based payments are to be measured at grant-date fair value of the equity instruments that the entity is obligated to issue when the good or service has been delivered or rendered and all other conditions necessary to earn the right to benefit from the equity instruments have been satisfied. This standard will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption of Topic 606. The adoption of this ASU has no material impact on our results of operations, cash flows or financial condition.

(N)	Cost of Revenue

Cost of revenue consists primarily of sub-contractor costs related to personnel who provide services to our customers, co-location costs, and other direct costs related to our services. Costs associated with the implementation of new customers are expensed as incurred.

(O)	Basic and Diluted Net Loss Per Common Share

In accordance with ASC 260-10, “Earnings Per Share”, basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. As of September 30, 2019 and September 30, 2018, the Company has 1,065,907 and 829,167 shares of common stock issuable upon the conversion of notes payable and 90,000 and 90,000 shares of common stock issuable upon the exercise of options, respectively, that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive.

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

(Q)	Reclassifications

Certain 2018 amounts have been reclassified for comparative purposes to conform to the 2019 presentation. These reclassifications had no impact on previously reported net loss.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss for the nine months ended September 30, 2019. The Company also has a working capital deficit and an accumulated deficit at September 30, 2019. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital to sustain its current level of operations.

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

NOTE 3 – PROMISSORY NOTES AND FACTOR ADVANCES

The $700,000 FMS Note to a related party has an interest rate of ten percent (10%) per annum for a period of two (2) years and fully amortizes during the third (3rd) year. The note is secured by an escrowed copy of the software source code. The note can be converted at any time, at the option of the holder, into shares of the Company’s stock at a conversion price of $1.00 per share. On October 31, 2016, the holder of the FMS Note converted $200,000 of the note for 200,000 shares of common stock. The Company has recorded loss on conversion of debt of $72,000. On November 15, 2017, the Board of Directors approved an amendment to the FMS Note changing the conversion provision from $3.00 per share to $1.00 per share. On December 31, 2017, the holder of the FMS Note converted $25,000 of interest due for 25,000 shares of common stock. On September 30, 2018 and March 31, 2018, the holder of the FMS Note converted $12,500 of interest due for each period to additional principal on the FMS Note accruing at six percent (6.0%) annual interest. On December 31, 2018, the FMS Note was amended to change the beginning repayment period from June 30, 2019 to September 30, 2019 for 3 quarterly installments thereafter. As of September 30, 2019 we are in default under the note payable agreement, but have not been notified of the default by the note holders.

The Company issued a three (3) year convertible promissory note (the “EMRG Note”) for two hundred thousand dollars ($200,000). The EMRG Note has an interest rate of eight percent (8%) per annum for a period of one (1) years and fully amortizes during the next two (2) years. The note is secured with a pledge of forty percent (40%) of the membership interests acquired. The note can be converted at any time, at the option of the holder, into shares of the Company’s stock at a conversion price of $3 per share. On December 29, 2017, the EMRG Note was amended to change the beginning amortization period from December 31, 2017 to March 31, 2018 for $50,000 and 7 equal quarterly installments of $25,000 each thereafter and the interest rate was increased from 6% to 8% annually. On March 31, 2018, the EMRG Note was amended to change the beginning amortization period from March 31, 2018 to October 1, 2018 for $100,000 and 4 equal quarterly installments of $25,000 each thereafter. On March 31, 2018, the EMRG Note was amended to change the beginning amortization period from March 31, 2018 to January 1, 2019 for $125,000 and 3 equal quarterly installments of $25,000 each thereafter. On September 30, 2018, the EMRG Note was amended to change the beginning repayment period from March 31, 2018 to January 1, 2019 for $125,000 and 3 equal quarterly installments of $25,000 each thereafter. Effective January 1, 2019, the EMRG Note was amended to change the beginning repayment period from January 1, 2019 to September 30, 2019 for $125,000 and 2 equal quarterly installments of $37,500 each thereafter. As of September 30, 2019, we are in default under the note payable agreement, but have not been notified of the default by the note holders.

The Company issued a three (3) year unsecured convertible promissory note (the “ETI Note”) for one hundred fifty thousand dollars ($150,000). The ETI Note has an interest rate of six percent (6%) per annum for a period of two (2) years and fully amortizes during the third (3rd) year. The note can be converted at any time, at the option of the holder, into shares of the Company’s stock at a conversion price of $3 per share. Effective March 31, 2019, the ETI Note was amended to change the beginning repayment period from March 31, 2019 to September 30, 2019 for $37,500 and 3 equal quarterly installments of $37,500 each thereafter. On March 31, 2019, the Board of Directors approved an amendment to the ETI Note changing the conversion provision from $3.00 per share to $1.00 per share. On September 30, 2019, the ETI Note was amended to change the beginning repayment period from September 30, 2019 to September 30, 2019 for $75,000 and 2 quarterly installments of $37,500 thereafter. As of September 30, 2019, we are in default under the note payable agreement, but have not been notified of the default by the note holders.

The Company issued a three (3) year unsecured convertible promissory note (the “DMSI Note”) for two hundred fifty thousand dollars ($250,000). The DMSI Note has an interest rate of six percent (6%) per annum for a period of one (1) year and fully amortizes during the next two (2) years. The note can be converted at any time, at the option of the holder, into shares of the Company’s stock at a conversion price of $1.00 per share. On December 20, 2017, the Agreement was amended to remove the purchase price adjustment for EBITDA. On December 20, 2017, the Note was amended to change the interest only period from one year to two years, changing the beginning of principal payments from December 31, 2017 to December 31, 2018 and to increase the annual interest rate from 6% to 8% commencing January 1, 2018. On December 22, 2017, the Board of Directors approved an amendment to the Note changing the conversion provision from $3.00 per share to $1.00 per share. On December 29, 2017, the Board of Directors approved the request by the holder of the DMSI Note to convert $50,000 principal of the DMSI Note into 50,000 shares of the Company’s common stock. On December 31, 2018, the DMSI Note was amended to change the beginning repayment period from December 31, 2018 to September 30, 2019 for $50,000 and 3 quarterly installments of $50,000 thereafter. On April 30, 2019, $95,550 of accounts payable was added the DMSI Note. As of September 30, 2019, we are in default under the note payable agreement, but have not been notified of the default by the note holders.

On January 18, 2018, the Company entered into a Revenue Based Factoring Agreement with a third party. Under the agreement, the Company sold $74,919 (the “Purchase Price”) in future accounts and contract rights for $56,500. The advance was received by the Company on January 31, 2018. The difference between the amount sold and the purchase price of $18,419 was recorded as a debt discount. In exchange for the purchased amount, the Company authorized the third party to ACH debit $305 daily from the Company’s bank account until the purchased amount is fully received.

On September 26, 2018, the Company entered into a Revenue Based Factoring Agreement with a third party. Under the agreement, the Company has sold $125,875 (the “Purchase Price”) in future accounts and contract rights for $95,000. The advance was received by the Company on September 28, 2018. A portion of the proceeds was used to satisfy the balance due on the January 18, 2018 Factoring Agreement. The difference between the amount sold and the purchase price of $30,875 has been recorded as a debt discount. In exchange for the purchased amount, the Company authorized the third party to ACH debit $473 daily from the Company’s bank account until the purchased amount is fully received. As of March 15, 2019, the balance due was fully repaid using the proceeds received from the September 26, 2018 Factoring Agreement described below. The Company fully amortized $15,437 of debt discount during the nine months ended September 30, 2019.

On March 15, 2019, the Company entered into a Revenue Based Factoring Agreement with a third party. Under the agreement, the Company has sold $124,450 (the “Purchase Price”) in future accounts and contract rights for $95,000. The advance was received by the Company on March 15, 2019. A portion of the proceeds was used to satisfy the balance due on the September 26, 2018 Factoring Agreement described above. The difference between the amount sold and the purchase price of $29,450 has been recorded as a debt discount. In exchange for the purchased amount, the Company authorized the third party to ACH debit $506 daily from the Company’s bank account until the purchased amount is fully received. As of September 30, 2019, the balance due was $41,250, net of debt discount of $13,032. The Company amortized $16,418 of debt discount during the nine months ended September 30, 2019.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

On January 15, 2017, the Company entered into a two-year lease for office space, effective January 15, 2017 for a monthly rent of $1,143 per month. The lease expired January 31, 2019. On January 15, 2019, the Company entered into a one-year lease. The monthly rent is $1,188. Rent expense for the three months ended September 30, 2019 and 2018 was $3,578 and $3,428, respectively. Rent expense for the nine months ended September 30, 2019 and 2018 was $10,784 and $10,340, respectively.

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

The following sets forth the options granted and outstanding as of September 30, 2019:

	Number of Options	Weighted Average Exercise price	Granted Options Exercisable	Weighted Average Remaining Contractual Term	Intrinsic value
Options outstanding at December 31, 2018	90,000	$0.001	90,000	4	$0
Granted	--	--	--		--
Exercised	--	--	--		--
Forfeited/Expired	--	--	--		--

Options outstanding at September 30, 2019	90,000	$0.001	90,000	3.25	$0

NOTE 6 - RELATED PARTY TRANSACTIONS

On September 30, 2018, September 30, 2018, and December 31, 2018, the holder of the FMS Note, a related party, converted $33,038 of interest due for each period to additional principal on the FMS Note accruing at six percent (6.0%) annual interest. On December 31, 2018, the FMS Note was amended to change the beginning repayment period from December 31, 2018 to September 30, 2019 for $125,000 and 3 quarterly installments of $125,000 thereafter. On September 30, 2019, the FMS Note was amended to change the beginning repayment period from September 30, 2019 to September 30, 2019 and 2 quarterly installments thereafter. The payment due on September 30, 2019 was not paid and the noteholder has not notified the Company of any event of default.

On June 1, 2019, two (2) members of the Board of Directors of the Company were each issued 25,000 of the Company’s common stock with a fair value of $27,027 as compensation for services in such capacity.

NOTE 7 – SUBSEQUENT EVENTS

On October 31, 2019, the Company entered into a Revenue Based Factoring Agreement with a third party. Under the agreement, the Company has sold $124,450 (the “Purchase Price”) in future accounts and contract rights for $95,000. The advance was received by the Company on November 1, 2019. A portion of the proceeds was used to satisfy the balance due on the March 15, 2018 Factoring Agreement described above. The difference between the amount sold and the purchase price of $29,450 has been recorded as a debt discount. In exchange for the purchased amount, the Company authorized the third party to ACH debit $506 daily from the Company’s bank account until the purchased amount is fully received.

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

Results of Operations

Revenues

For the three and nine months ended September 30, 2019, revenues were $111,950 and $450,938 compared to $166,151 and $549,698 for the same period in 2018. The decrease in revenues for the three months ended September 30, 2019 was primarily attributable to a $26,400 decrease in one-time revenues and a decrease of $27,800 in recurring revenues. The decrease in revenues for the nine months ended September 30, 2019 was primarily attributable to a $60,700 decrease in one-time revenues due to fewer physician clients required to report certain patient care results to the Centers for Medicare & Medicaid Services, and a decrease of $38,100 in recurring revenues.

Cost of Revenues

Cost of revenues were $20,519 and $66,234 for the three and nine months ended September 30, 2019 compared to $34,547 and $80,948 for the same period in 2018. The decrease in cost of revenues for the three months ended September 30, 2019, was primarily attributable to decreased revenues described above. The decrease in cost of revenues for the nine months ended September 30, 2019, was primarily attributable to reduced revenues described above and reduced co-location facilities expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $209,105 and $640,611 for the three and nine months ended September 30, 2019 compared to $166,945 and $661,435 for the same period in 2018. The increase in selling, general and administrative expenses for the three months ended September 30, 2019, was primarily attributable to a lower recovery of bad debt of $9,000, an increase in software development costs of $3,400, legal fees of $2,000, and penalties of $28,200. The decrease in selling, general and administrative expenses for the nine months was primarily attributable to a decrease in accounting fees of $24,900, cost of financing of $18,200, and legal fees of $32,300, stock option expense of $48,500 and offset by increases in director fees of $27,000, employee bonuses of $16,200, software development costs of $10,800, payroll expenses of $5,900, and payroll tax penalties of $30,500.

Amortization Expense

Amortization expense was $145,950 and $437,850 for the three and nine months ended September 30, 2019 compared to $221,163 and $663,487 for the same period in 2018. These decreases were primarily attributable to a reduced basis for amortization due to an impairment charge of $345,000 in 2018.

Other Expense

Other Expense was $32,886 and $102,393 for the three and nine months ended September 30, 2019 compared to $30,593 and $97,517 for the same period in 2018. The increase in other expense for the three months ended September 30, 2019, was primarily attributable to an increase in interest expense from factoring agreements. The increase in other expense for the nine months ended September 30, 2019, was primarily attributable to an increase in interest expense from factoring agreements entered into in January and September of 2018, and March 2019.

Net Loss

Net Loss for the three and nine months ended September 30, 2019 was $297,985 and $797,625 compared to $287,097 and $956,245 for the same period in 2018. These differences were primarily due to the factors described above.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2019 compared to December 31, 2018.

	September 30, 2019	December 31, 2018
Current Assets	$23,809	$92,208
Current Liabilities	$2,158,229	$1,730,480
Working Capital (Deficit)	$(2,134,420)	$(1,638,272)

As of September 30, 2019, we had a working capital deficit of ($2,134,420) as compared to working capital deficit of ($1,638,272) at December 31, 2018, an increase in working capital deficit of $496,148.

Net cash provided by operations of $38,558 increased by $93,002 for the nine months ended September 30, 2019 over the same period in 2018 primarily due to decreases in net losses in 2019 over 2018 of $158,619, amortization expense of $225,600, stock option expense of $48,500, and offset by amortization of debt discount of $5,800, an increase in stock issued for services of $39,197, and a net change in operating assets and liabilities of $312,800.

Net cash used in financing activities of ($40,772) for the nine months ended September 30, 2019 increased by $86,608 from $45,836 during the same period in 2018. This increase was primarily due to an increase in repayment of factoring advances of $30,000 and by a decrease in factoring advances of $56,500.

Our Auditors Have Raised Substantial Doubts as to Our Ability to Continue as a Going Concern

Our unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern. The Company has experienced recurring losses from operations which have caused an accumulated deficit of $6,025,277 at September 30, 2019.

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

In September 2018, the FASB issued ASU 2018-07 “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” This ASU relates to the accounting for non-employee share-based payments. The amendment in this Update expands the scope of Topic 718 to include all share-based payment transactions in which a grantor acquired goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The ASU excludes share-based payment awards that relate to (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts from Customers. The share-based payments are to be measured at grant-date fair value of the equity instruments that the entity is obligated to issue when the good or service has been delivered or rendered and all other conditions necessary to earn the right to benefit from the equity instruments have been satisfied. This standard will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption of Topic 606. The adoption of this ASU has no material impact on our results of operations, cash flows or financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities that were not otherwise disclosed in a current report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

As of September 30, 2019, we are in default in the payment of principal on promissory notes of $619,350 and the payment of promissory note interest of $42,445.

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

EMR TECHNOLOGY SOLUTIONS, INC.

Date: November 13, 2019	By:	/s/ John X. Adiletta
	Name:	John X. Adiletta
	Title:	Chief Executive Officer
(Principal Executive Officer)