Form 10-K
period 2019-12-31
EMR Technology Solutions, Inc.
filed 2020-07-31
CIK 1687999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

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

On July 31, 2020, there were 10,151,854 outstanding shares of the registrant’s common stock, $0.001 par value.

Documents Incorporated by Reference: None.

i

EXPLANATORY NOTE

On March 4, 2020, the SEC issued an order (Release No. 34-34-88318) under Section 36 of the Exchange Act, granting exemptions from specified provisions of the Exchange Act and certain rules thereunder. On March 25, 2020, the order was modified and superseded by a new SEC order (Release No. 34-88465) (the “Order”) that provides conditional relief to public companies that are unable to timely comply with their filing obligations, as a result of the Covid-19 pandemic. The Order requires, among other things, that the Annual Report state that it is being filed in reliance on the Order and the reason why the Company required the additional time granted by the Order to file the Annual Report. While the Company filed a Current Report on Form 8-K on March 30, 2020 (the “Form 8-K”) as required by the Order, which Form 8-K provided the reason why the Company was relying on the Order. Pursuant to the requirements of the Order, the Company filed a Current Report on Form 8-K with the SEC on March 30, 2020 (the “Form 8-K”) indicating our intention to rely upon the Order with respect to the filing of this Annual Report, which would have otherwise been required to have been filed by March 30, 2020, and which due date was extended under the Order until May 14, 2020.

The Company has been unable to meet the extended deadline to files its Annual Report on Form 10-K as allowed by the Order. The Company is now filing in reliance on the Order, permitting the delay in filing due to circumstances related to COVID-19. The Company filed the Form 8-K indicating its intention to rely on the Order. As stated in the Form 8-K, the Company’s operations and business have experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic spreading throughout the United States and the world and it was unable to timely review and prepare the Company’s financial statements for the 2019 fiscal year. As a result, the Company had not yet finalized information required by the Annual Report resulting in a delay in the preparation, audit and completion of the Company’s financial statements for the Annual Report by May 14, 2020.

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

Electronic Medical Record Industry

The CMS estimates United States health care spending in 2018 was $3.6 trillion, or 17.7 percent of Gross Domestic Product (GDP), and projects it to be 19.3% of GDP by 2023. There are approximately 430,150 Primary Care and approximately 474,406 Specialist Physicians practicing in the US today, for a total of approximately 904,556 Physicians who require an EMR system. It is estimated that 30% of those practicing physicians have not implemented an EMR system. Most of the systems in use today are the result of programs written before software technology advances that are available today. As a result, 38% of physicians polled indicated that they intended to replace their existing EMR systems.

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

The modern American healthcare industry is characterized by inefficiencies, waste, complexity, an underutilization of technology and a lack of transparency. According to a report issued by The National Health Expenditure Accounts (“NHEA”), which are the official estimates of total health care spending in the United States, U.S. health care spending grew 4.6% in 2018, reaching $3.6 trillion or $11,172 per person. As a share of the nation’s Gross Domestic Product, health spending accounted for 17.7%, of which $750 billion was wasteful spending that did not improve the quality of care that patients received. According to CMS, national health spending is projected to grow at an average rate of 6.0% per year between 2020-2026. Healthcare spending in the United States is widely viewed as growing at an unsustainable rate, and policymakers and payers are continuously seeking ways to reduce that growth.

The Affordable Care Act and other recent legislative, regulatory and industry drivers are directed toward addressing many of these challenges. For decades, the U.S. healthcare delivery system has been characterized by a vast cottage industry of small, independent practices functioning in a low-technology fee-for-service environment. During 2019, there were more than approximately 500,000 U.S. physicians practicing in ambulatory care settings and it is estimated that approximately 70% of these providers are practicing in groups with 10 or fewer physicians. Recent changes in the industry, including legislative reform and increasing reimbursement complexity, have created significant opportunities for EMR, as traditional practice tools are not well-suited for the modern medical practice.

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

Growth Strategy

Our growth strategy includes focusing on the ambulatory care market and acquiring small and mid-sized electronic medical records companies and revenue cycle management companies and then migrating the customers of those companies to our solutions. The electronic medical record and revenue cycle management industries are highly fragmented, with many local and regional electronic medical record companies serving small medical practices. We believe that the industry is ripe for consolidation and that we can achieve significant growth through acquisitions and organic growth. We estimate that there are more than 1,500 companies in the United States providing EMR and RCM services. We further believe that it is becoming increasingly difficult for traditional electronic medical record companies to meet the growing technology and business service needs of healthcare providers without a significant investment in information technology infrastructure.

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

Employees

As of July 31, 2020, the Company had three full-time and three part-time employees.

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

Risks Related to Our Business

WE ARE SUBJECT TO RISKS ASSOCIATED WITH THE NOVEL CORONAVIRUS (COVID-19)

We face risks related to novel coronavirus (Covid-19) which could significantly disrupt our operations, sales, and financial results.

Our business will be adversely impacted by the effects of the novel coronavirus (Covid-19). In addition to global macroeconomic effects, the novel coronavirus (Covid-19) outbreak and any other related adverse public health developments will cause disruption to our operations and sales activities. Our suppliers, third-party distributors, sub-contractors and customers have been and will be disrupted by worker absenteeism, quarantines, and restrictions on our employees’ ability to work, office closures, or other travel or health-related restrictions. In addition, the novel coronavirus (Covid-19) or other disease outbreak will in the short-run and may over the longer term adversely affect the economies and financial markets, resulting in an economic downturn that will affect demand for our products and impact our operating results. There can be no assurance that any decrease in revenues resulting from the novel coronavirus (Covid-19) will be offset by increased revenues in subsequent periods. Although the magnitude of the impact of the novel coronavirus (Covid-19) outbreak on our business and operations remains uncertain, the continued spread of the novel coronavirus (Covid-19) or the occurrence of other epidemics and the imposition of related public health measures, travel and business restrictions will adversely impact our business, financial condition, operating results, and cash flows. In addition, we have experienced and will experience disruptions to our business operations resulting from quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs that may impact our ability to develop and design our products in a timely manner or meet required milestones or customer commitments.

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

RISKS RELATED TO LIQUIDITY AND CAPITAL RESOURCES

Our independent registered public accounting firm for the fiscal years ended December 31, 2019 and 2018, has included an explanatory paragraph in their opinion that accompanies our audited consolidated financial statements as of and for the years ended December 31, 2019 and 2018, indicating that our historical losses and accumulated deficit raises substantial doubt about our ability to continue as a going concern. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We maintain our current principal office at 90 Washington Valley Road, Bedminster, NJ 07921. Our telephone number at this office is 908-997-0617. The monthly payment is $1,228 under a one-year lease.

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

(b) Holders

As of July 31, 2020, we had 38 shareholders of common stock per the transfer agent’s shareholder list.

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

Rule 10B-18 Transactions

During the years ended December 31, 2019 and 2018, there were no repurchases of the Company’s common stock by the Company.

Recent Sales of Unregistered Securities.

All sales of Unregistered Securities have been previously reported on Forms 10-Q or 8-K.

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

Results of Operations

Summary of Statements of Operations for the Years Ended December 31, 2019 and December 31, 2018.

	For the Year ended December 31, 2019	For the Year ended December 31, 2018
Revenues	$566,877	$734,551
Cost of revenues	$(76,322)	$(171,280)
Selling, General and Administrative	$(824,177)	$(845,171)
Amortization	$(542,881)	$(899,649)
Impairment of intangible assets	$—	$(345,000)
Other expense	$(188,601)	$(128,101)
Net loss	$(1,065,104)	$(1,656,150)
Loss per common share - basic	$(0.11)	$(0.16)

Revenues

Revenues of $566,877 for the year ended December 31, 2019, decreased by $167,674 over revenues of $734,551 for the year ended December 31, 2018. The decrease in revenues was primarily attributable to a $86,087 decrease in one-time revenues due to fewer physician clients required to report certain patient care results to the Centers for Medicare & Medicaid Services, and a decrease of $81,587 in recurring revenues.

Cost of Revenues

Cost of revenues of $76,322 for the year ended December 31, 2019, decreased by $94,958 over cost of revenues of $171,280 for the year ended December 31, 2018. This was primarily attributable to the reduced revenues described above and reduced co-location facilities expense.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses of $824,177 for the year ended December 31, 2018, decreased by $20,994 over selling, general and administrative expenses of $845,171 for the year ended December 31, 2018. The decrease in selling, general and administrative expenses was primarily attributable to a decrease in accounting fees of $24,900, cost of financing of $18,200, legal fees of $33,000,stock option expense of $48,500, and offset by increases in director fees of $27,000, employee bonuses of $16,200, and payroll tax penalties of $34,500.

Amortization and Impairment Expense

Amortization and impairment expense of $542,881 for the for the year ended December 31, 2019, decreased by $701,678 over amortization and impairment expense of $1,244,649 for the year ended December 31, 2018. These decreases were primarily attributable to a reduced basis for amortization due to an impairment charge of $345,000 in 2018.

Other Expense

Other Expense of $148,645 for the year ended December 31, 2019, increased by $20,544 over other expense of $128,101 for the year ended December 31, 2018. This was primarily due to an increase in interest expense from factoring agreements entered into in March and October 2019.

Net Loss

Net Loss of $1,065,104 for the year ended December 31, 2019, decreased by $591,046 over net loss of $1,656,150 for the year ended December 31, 2018. This decrease was primarily due to the factors described above.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2019 compared to December 31, 2018.

	December 31, 2019	December 31, 2018
Current Assets	$31,343	$92,208
Current Liabilities	$2,328,211	$1,730,480
Working Capital (Deficit)	$(2,296,868)	$(1,638,272)

At December 31, 2019, we had working capital deficit of $2,296,868 as compared to working capital deficit of $1,638,272 at December 31, 2018, an increase in working capital deficit of $658,596.

Net cash provided by operations of $22,159 increased by $37,908 for the year ended December 31, 2019 over the same period in 2018 primarily due to decreases in amortization expense of $356,800, impairment of $345,000, a recapture of stock option expense of $48,500, amortization of debt discount of $49,828, an increase in stock issued for services of $39,197, and a net change in operating assets and liabilities of $379,245, and a decrease in provision for bad debt of $15,400.

Net cash used in financing activities of $20,294 during the year ended December 31, 2019 increased by $36,194 from $15,900 during the same period in 2018. This increase was primarily due to an increase in repayment of factoring advances of $74,284 and by an increase in factoring advances of $38,500.

Financings

On June 26, 2018, the Company entered into a Revenue Based Factoring Agreement with a third party. Under the agreement, the Company sold $125,875 (the “Purchase Price”) in future accounts and contract rights for $95,000. The advance was received by the Company on June 28, 2018. A portion of the proceeds was used to satisfy the balance due on the January 18, 2018 Factoring Agreement described above. The difference between the amount sold and the purchase price of $30,875 has been recorded as a debt discount. In exchange for the purchased amount, the Company authorized the third party to ACH debit $473 daily from the Company’s bank account until the purchased amount is fully received. As of December 31, 2018, the balance due was $49,757, net of debt discount of $15,437. The Company amortized $15,438 of debt discount during the year ended December 31, 2018.

On March 15, 2019, the Company entered into a Revenue Based Factoring Agreement with a third party. Under the agreement, the Company has sold $124,450 (the “Purchase Price”) in future accounts and contract rights for $95,000. The advance was received by the Company on March 15, 2019. A portion of the proceeds was used to satisfy the balance due on the June 26, 2018 Factoring Agreement described above. The difference between the amount sold and the purchase price of $29,450 has been recorded as a debt discount. In exchange for the purchased amount, the Company authorized the third party to ACH debit $506 daily from the Company’s bank account until the purchased amount is fully received. As of November 1, 2019, the balance due was fully repaid using the proceeds received from the October 31, 2019 Factoring Agreement described below. The Company fully amortized $29,450 of debt discount during the year ended December 31, 2019.

On October 31, 2019, the Company entered into a Revenue Based Factoring Agreement with a third party. Under the agreement, the Company has sold $124,450 (the “Purchase Price”) in future accounts and contract rights for $95,000. The advance was received by the Company on November 1, 2019. A portion of the proceeds was used to satisfy the balance due on the March 15, 2019 Factoring Agreement described above. The difference between the amount sold and the purchase price of $29,450 has been recorded as a debt discount. In exchange for the purchased amount, the Company authorized the third party to ACH debit $506 daily from the Company’s bank account until the purchased amount is fully received. As of December 31, 2019, the balance due was $79,701, net of debt discount of $24,509. The Company amortized $5,122 of debt discount during the twelve months ended December 31, 2019.

Our Auditors Have Raised Substantial Doubts as to Our Ability to Continue as a Going Concern

Our consolidated financial statements have been prepared assuming we will continue as a going concern. The Company has experienced recurring losses from operations which have caused an accumulated deficit of $6,292,756 at December 31, 2019.

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

Off-Balance Sheet Arrangements

As of December 31, 2019, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Revenue Recognition

The Company accounts for revenue in accordance with Topic 606, which The Company adopted on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 did not have a material impact on the timing or amounts of revenue recognized in our unaudited condensed consolidated financial statements and therefore did not have a material impact on our financial position, results of operations, equity or cash flows as of the adoption date or for the year ended December 31, 2019. The Company did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the impact was immaterial. Also, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

Recent Accounting Pronouncements

We have implemented all new accounting standards that are in effect and may impact our audited condensed consolidated financial statements and do not believe that there are any other new accounting standards that have been issued that might have a material impact on our financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02 “Leases,” which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of this ASU has no material impact on our results of operations, cash flows, or financial condition because the Company’s leases are less than 12 months.

In September 2018, the FASB issued ASU 2018-07 “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” This ASU relates to the accounting for non-employee share-based payments. The amendment in this Update expands the scope of Topic 718 to include all share-based payment transactions in which a grantor acquired goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The ASU excludes share-based payment awards that relate to (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts from Customers. The share-based payments are to be measured at grant-date fair value of the equity instruments that the entity is obligated to issue when the good or service has been delivered or rendered and all other conditions necessary to earn the right to benefit from the equity instruments have been satisfied. This standard was effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption of Topic 606. The adoption of this ASU has no material impact on our results of operations, cash flows or financial condition.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework 2013. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s internal control over financial reporting was not effective as of December 31, 2019.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, And Corporate Governance

The following table contains information with respect to our directors and executive officers. To the best of our knowledge, none of our directors or executive officers have an arrangement or understanding with any other person pursuant to which he or she was selected as a director or officer. There are no family relationships between any of our directors or executive officers. Directors serve one-year terms. Our executive officers are appointed by and serve at the pleasure of the board of directors.

Name	Current Age	Position
John X. Adiletta	71	Chairman of the Board of Directors, President, and Chief Executive Officer
Lowell Holden	76	Chief Financial Officer and Director
Sean Carrick	51	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules of the Securities and Exchange Commission (SEC) require our directors, executive officers and persons who own more than 10% of our common stock to file reports of their ownership and changes in ownership of our common stock with the SEC. Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we determined that no director, executive officer or beneficial owner of more than 10% of our common stock failed to file a report on a timely basis during the year ended December 31, 2019.

Item 11. Executive Compensation

Executive Officer Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

John X. Adiletta	2018	180,000	—		—	—	—	—	180,000
Chief Executive Officer	2019	180,000	—	—	—	—	—	—	180,000

Denis Salins	2018	150,000	—	—	—	—	—	—	150,000
Chief Technology Officer	2019	150,000	—	—	—	—	—	—	150,000

Lowell Holden	2018	—	—	—	—	—	—	—	—
Chief Financial Officer	2019	—		13,513	—	—	—	—	13,513

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

Director Compensation

In 2019, two members of the board of directors of the Company were compensated 25,000 shares each of common stock for services in such capacity with a total fair market value of $27,027, based on the recent cash sales. There was no director compensation in 2018.

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plans. All decisions regarding compensation are determined by our Board of Directors.

Options and Stock Appreciation Rights

On January 30, 2016, the board of directors, with the approval of a majority of the shareholders of the Company, adopted the 2016 Equity Incentive Plan (the “Plan”) which is administered by a committee appointed by the Board of Directors.

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

The following table sets forth, as of July 31, 2020, the number of shares of common stock owned of record and beneficially by our executive officers, directors and persons who hold 5% or more of the outstanding shares of common stock of the Company. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of Owner	Number of Common Shares Owned	Percentage of Common Stock (1)
5% or greater stockholders

PTS, Inc. 28494 Westinghouse Place Suite 213 Valencia, CA 91355	3,611,754	35.6%

Named Executive Officers and Directors

John X. Adiletta c/o EMR Technology Solutions, Inc. 90 Washington Valley Road Bedminster, NJ 07921	2,500,000	24.6%

Denis Salins c/o EMR Technology Solutions, Inc. 90 Washington Valley Road Bedminster, NJ 07921	275,000	2.7%

Lowell Holden (2) c/o EMR Technology Solutions, Inc. 90 Washington Valley Road Bedminster, NJ 07921	50,000	*

Sean Carrick c/o EMR Technology Solutions, Inc. 90 Washington Valley Road Bedminster, NJ 07921	50,000	*

All Directors, and Officers As a Group (4)	2,875,000	28.3%

(1)	Based on 10,151,854 shares of common stock outstanding as of July 31, 2020.
(2)	* Less than one percent

Description of Securities

Common Stock

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 70,000,000 shares of common stock, $0.001 par value per share (the “Common Stock”). As of July 31, 2020, 10,151,854 shares of Common Stock were issued and outstanding.

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

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under the Securities Act is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities is asserted by one of our directors, officers, or controlling persons in connection with the securities being registered, we will, unless in the opinion of our legal counsel the matter has been settled by controlling precedent, submit the question of whether such indemnification is against public policy to a court of appropriate jurisdiction. We will then be governed by the court’s decision.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On June 30, 2018, September 30, 2018, and December 31, 2018, the holder of the FMS Note, a related party, converted $33,038 of interest due for each period to additional principal on the FMS Note accruing at six percent (6.0%) annual interest. On June 30, 2019, the FMS Note was amended to change the beginning repayment period from June 30, 2019 to September 30, 2019. The payments due have not been made and the noteholder has not notified the Company of any event of default.

Item 14. Principal Accounting Fees And Service

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm Liggett & Webb, P.A., Certified Public Accountants.

	2019	2018
Audit fees	$44,900	54,000
Audit related fees	—	—
Tax fees	2,000	2,000
All other fees	—	—

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following financial statements and schedules are filed as part of this report:

Consolidated Financial Statements of EMR Technology Solutions, Inc. for years ended December 31, 2019 and December 31, 2018.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on July 31, 2020.

EMR TECHNOLOGY SOLUTIONS, INC.

By:	/s/ John X. Adiletta
John X. Adiletta, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 31, 2020.

Signature	Title

/s/ John X. Adiletta	Chairman, Chief Executive Officer
John X. Adiletta	(Principal Executive Officer) and Director

/s/ Lowell Holden	Chief Financial Officer (Principal Financial Officer),
Lowell Holden	Principal Accounting Officer, Secretary

/s/ Sean Carrick	Director
Sean Carrick

EMR TECHNOLOGY SOLUTIONS, INC.

PAGE	F-2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-3	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2019, AND DECEMBER 31, 2018

PAGE	F-4	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018

PAGE	F-5	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018

PAGE	F-6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018

PAGES	F-7- F-16	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

EMR Technology Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EMR Technology Solutions, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Liggett & Webb, P.A.
LIGGETT & WEBB, P.A.
Certified Public Accountants

We have served as the Company’s auditor since 2016.

Boynton Beach, Florida

July 31, 2020

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2019 AND DECEMBER 31, 2018

	December 31, 2019	December 31, 2018

ASSETS
Current Assets:
Cash and cash equivalents	$10,985	$9,120
Accounts receivable, net	17,118	78,648
Prepaid expenses	3,240	4,440
Total Current Assets	31,343	92,208

Other Assets:
Security Deposit	1,450	1,450
Software, net	36,250	318,572
Customer lists, net	57,936	302,990
Covenant not to compete, net	—	15,505
Total other assets	95,636	638,517

TOTAL ASSETS	$126,979	$730,725

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$383,035	$454,692
Accrued expenses	641,665	251,102
Deferred revenue	45,223	75,151
Factor advance, net	79,701	49,757
Promissory notes – current portion	533,037	500,000
Promissory notes – related party – current portion	645,550	399,778
Total Current Liabilities	2,328,211	1,730,480

Promissory note – related party – non-current	—	133,260
Promissory notes – non-current	—	50,000
TOTAL LIABILITIES	2,328,211	1,913,740

Commitments and Contingencies (See Note 5)	—	—

Stockholders’ Deficit:
Common Stock, 70,000,000 shares authorized, $.001 par value, 10,151,854 and 10,064,354 shares issued and outstanding in 2019 and 2018, respectively	10,152	10,065
Additional paid in capital	4,081,372	4,034,572
Accumulated deficit	(6,292,756)	(5,227,652)
Total stockholders’ deficit	(2,201,232)	(1,183,015)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$126,979	$730,725

The Notes to the Consolidated Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018

	For the Year ended December 31, 2019	For the Year ended December 31, 2018

Revenues
Service revenues	$133,926	$220,013
Contract revenues	432,951	514,538
Total revenues	566,877	734,551

Cost and expenses:
Cost of revenues	76,322	171,280
Selling, general and administrative expense	824,177	845,171
Amortization	542,881	899,649
Impairment of intangible assets	—	345,000
Total operating expenses	1,443,380	2,261,100

Loss from operations	(876,503)	(1,526,549)

Other Income (Expense)
Interest expense	(186,353)	(128,101)
Total other expense	(186,353)	(128,101)

Loss before income taxes	(1,062,856)	(1,654,650)

Provision for income taxes	(2,248)	(1,500)

Net Loss	$(1,065,104)	$(1,656,150)

Basic and diluted net loss per common share	$(0.11)	$(0.16)

Basic and diluted Weighted Average Number of Common Shares	10,115,466	10,062,350

The Notes to the Consolidated Financial Statements are an integral part of these statements.

EMR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

					Total
			Additional		Stockholders’
	Common Stock		Paid in	Accumulated	Equity
	Shares	Par Value	Capital	Deficit	(Deficit)

Balance at December 31, 2017	10,049,754	$10,050	$3,977,977	$(3,571,502)	$416,525

Stock Option Expense			48,510		48,510

Issuance of Common Stock for Employee services	15,000	15	8,085	—	8,100

Net Loss	—	—	—	(1,656,150)	(1,656,150)

Balance at December 31, 2018	10,064,754	10,065	4,034,572	(5,227,652)	(1,183,015)

Shares Cancelled	(400)	—	(410)	—	(410)

Issuance of Common Stock for Directors services	50,000	50	26,977	—	27,027

Issuance of Common Stock for Employee services	37,500	37	20,233	—	20,270

Net Loss	—	—	—	(1,065,104)	(1,065,104)

Balance at December 31, 2019	10,151,854	$10,152	$4,081,372	$(6,292,756)	$(2,201,232)

The Notes to the Consolidated Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	For the Year ended December 31, 2019	For the Year ended December 31, 2018

Cash Flows From Operating Activities:
Net Loss	$(1,065,104)	$(1,656,150)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock issued for services	47,297	8,100
Amortization	542,881	899,649
Impairment of intangible assets	—	345,000
Stock option expense	—	48,510
Provision for (recovery of) bad debt	(895)	(16,300)
Amortization of debt discount	49,828	33,857

Changes in operating assets and liabilities:
Accounts receivable	62,425	4,406
Accounts payable and accrued expenses	414,455	297,878
Deferred revenue	(29,928)	23,741
Other assets	1,200	(4,440)
Net Cash Provided by (Used in) Operating Activities	22,159	(15,749)

Cash Flows From Financing Activities:
Cancellation of shares	(410)	—
Repayment of factoring advance	(209,884)	(135,600)
Proceeds from factoring advance	190,000	151,500
Net Cash Provided by (Used in) Financing Activities	(20,294)	15,900

Net Change in Cash and cash equivalents	1,865	151
Cash and cash equivalents at Beginning of the Year	9,120	8,969
Cash and cash equivalents at End of the Year	$10,985	$9,120

Cash paid for interest	$52,750	$56,312
Cash paid for taxes	$2,248	$1,500

Non Cash Investing & Financing Activities:
Accrued interest converted into promissory note	$—	$33,038
Conversion of accounts payable into a promissory note	$95,550	$—

The Notes to the Consolidated Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND DECEMBER 31, 2018

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2019 and December 31, 2018, the Company had no cash equivalents.

(D) Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables, and changes in payment histories. Accounts receivable are written off when management determines the likelihood of collection is remote. Interest is not charged on accounts receivable that are past due. The Company recorded an allowance for doubtful accounts of $0 and $6,000 as of December 31, 2019 and December 31, 2018, respectively.

(E) Advertising

Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2019 and December 31, 2018 were $0 and $500, respectively.

(F) Principles of Consolidation

The 2019 and 2018 consolidated financial statements include the operations of EMR Technology Solutions, Inc., its wholly owned subsidiaries First Medical Solutions, Inc., EMRgence, LLC, Empower Technologies, Inc., and Digital Medical Solutions, Inc.

All significant intercompany accounts and transactions have been eliminated in consolidation.

(G) Income Taxes

We use the asset and liability method to account for income taxes. Under this method, deferred income taxes are determined based on the differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, which will result in taxable or deductible amounts in future years and are measured using the currently enacted tax rates and laws. A valuation allowance is provided to reduce net deferred tax assets to the amount that, based on available evidence, is more likely than not to be realized.

The Company follows the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The tax returns for the years ended December 31, 2019, 2018, 2017, 2016, and 2015 are subject to examination by the Internal Revenue Service.

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

Depreciation/
Amortization
Asset Category	Period
Furniture and fixtures	7 Years
Computer equipment	3 Years

Computer and equipment and website costs consisted of the following:

	December 31, 2019	December 31, 2018
Computer equipment	$12,758	$12,758
Furniture and Fixtures	1,254	1,254

Total	14,012	14,012
Accumulated depreciation	(14,012)	(14,012)
Balance	$—	$—

Depreciation expense for the year ended December 31, 2019 and December 31, 2018 was $0 and $0, respectively.

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

Software costs are amortized over three (3) years. Non-compete costs are amortized over three (3) years and Customer Lists are amortized over five (5) years. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the years December 31, 2019 and 2018, we recorded an impairment expense $0 and $345,000, respectively.

(J) Fair Value Measurements and Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses, and notes payable, approximate their fair values as of December 31, 2019 and 2018, respectively because of their short-term maturities.

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

(L) Revenue Recognition

The Company accounts for revenue in accordance with Topic 606, which the Company adopted on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 did not have a material impact on the timing or amounts of revenue recognized in our consolidated financial statements and therefore did not have a material impact on our financial position, results of operations, equity or cash flows as of the adoption date or for the year ended December 31, 2019. The Company did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the impact was immaterial. Also, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

(N) Basic and Diluted Net Loss Per Common Share

In accordance with ASC 260-10, “Earnings Per Share”, basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. As of December 31, 2019, and December 31, 2018, the Company has 1,049,488 and 855,038 shares of common stock issuable upon the conversion of notes payable and 90,000 and 90,000 stock options that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the years ended December 31, 2019 and December 31, 2018.

(O) Recent Accounting Pronouncements

We have implemented all new accounting standards that are in effect and may impact our unaudited condensed consolidated financial statements and do not believe that there are any other new accounting standards that have been issued that might have a material impact on our financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02 “Leases,” which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of this ASU is not expected to have any impact on our results of operations, cash flows, or financial condition because all of the Company’s leases are less than 12 months.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss and used cash in operating activities for the years ended December 31, 2019 and December 31, 2018. The Company also has a working capital deficit and an accumulated deficit at December 31, 2019. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital to sustain its current level of operations.

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

NOTE 3 – PROMISSORY NOTES AND FACTOR ADVANCE

The $700,000 FMS Note to a related party has an interest rate of ten percent (10%) per annum for a period of two (2) years and fully amortizes during the third (3rd) year. The related party is the Company’s Chief Technology Officer. The note can be converted at any time, at the option of the holder, into shares of the Company’s stock at a conversion price of $1.00 per share. On October 31, 2016, the holder of the FMS Note converted $200,000 of the note for 200,000 shares of common stock. The Company has recorded loss on conversion of debt of $72,000. On November 15, 2017, the Board of Directors approved an amendment to the FMS Note changing the conversion provision from $3.00 per share to $1.00 per share. On December 31, 2017, the holder of the FMS Note converted $25,000 of interest due for 25,000 shares of common stock. On June 30, 2018, September 30, 2018, and December 31, 2018, the holder of the FMS Note converted $33,038 of interest due for each period to additional principal on the FMS Note accruing at six percent (6.0%) annual interest. On June 30, 2019, the FMS Note was amended to change the beginning repayment period from June 30, 2019 to September 30, 2019 for 3 quarterly installments thereafter. The payments due on September 30, 2019 and December 31, 2019 were not paid and the noteholder has not notified the Company of any event of default.

The Company issued a three (3) year convertible promissory note (the “EMRG Note”) for two hundred thousand dollars ($200,000). The EMRG Note has an interest rate of eight percent (8%) per annum for a period of one (1) years and fully amortizes during the next two (2) years. The note is secured with a pledge of forty percent (40%) of the membership interests acquired. The note can be converted at any time, at the option of the holder, into shares of the Company’s stock at a conversion price of $3 per share. On December 29, 2017, the EMRG Note was amended to change the beginning repayment period from December 31, 2017 to March 31, 2018 for $50,000 and 7 equal quarterly installments of $25,000 each thereafter and the interest rate was increased from 6% to 8% annually. On March 31, 2018, the EMRG Note was amended to change the beginning repayment period from March 31, 2018 to October 1, 2018 for $100,000 and 4 equal quarterly installments of $25,000 each thereafter. On September 30, 2018, the EMRG Note was amended to change the beginning repayment period from March 31, 2018 to January 1, 2019 for $125,000 and 3 equal quarterly installments of $25,000 each thereafter. Effective January 1, 2019, the EMRG Note was amended to change the beginning repayment period from January 1, 2019 to June 30, 2019 for $125,000 and 2 equal quarterly installments of $37,500 each thereafter. On June 30, 2019, the EMRG Note was amended to change the principal payment of $200,000 and accrued interest to October 31, 2019. The payments due on October 31, 2019 were not paid and the noteholder has not notified the Company of any event of default.

The Company issued a three (3) year unsecured convertible promissory note (the “ETI Note”) for one hundred fifty thousand dollars ($150,000). The ETI Note has an interest rate of six percent (6%) per annum for a period of two (2) years and fully amortizes during the third (3rd) year. The note can be converted at any time, at the option of the holder, into shares of the Company’s stock at a conversion price of $3 per share. Effective March 31, 2019, the ETI Note was amended to change the beginning repayment period from March 31, 2019 to September 30, 2019 for $37,500 and 3 equal quarterly installments of $37,500 each thereafter. On March 31, 2019, the Board of Directors approved an amendment to the ETI Note changing the conversion provision from $3.00 per share to $1.00 per share. On June 30, 2019, the ETI Note was amended to change the beginning repayment period to September 30, 2019 for $75,000 and 2 quarterly installments of $37,500 thereafter. The payment due on September 30, 2019 and December 31, 2019 were not paid and the noteholder has not notified the Company of any event of default.

The Company issued a three (3) year unsecured convertible promissory note (the “DMSI Note”) for two hundred fifty thousand dollars ($250,000). The DMSI Note has an interest rate of six percent (6%) per annum for a period of one (1) year and fully amortizes during the next two (2) years. The note can be converted at any time, at the option of the holder, into shares of the Company’s stock at a conversion price of $1.00 per share. On December 20, 2017, the Agreement was amended to remove the purchase price adjustment for EBITDA. On December 20, 2017, the Note was amended to change the interest only period from one year to two years, changing the beginning of principal payments from December 31, 2017 to December 31, 2018 and to increase the annual interest rate from 6% to 8% commencing January 1, 2018. On December 22, 2017, the Board of Directors approved an amendment to the Note changing the conversion provision from $3.00 per share to $1.00 per share. On December 29, 2017, the Board of Directors approved the request by the holder of the DMSI Note to convert $50,000 principal of the DMSI Note into 50,000 shares of the Company’s common stock. On December 31, 2018, the DMSI Note was amended to change the beginning repayment period from December 31, 2018 to June 30, 2019 for $50,000 and 3 quarterly installments of $50,000 thereafter. On April 30, 2019, $95,550 of accounts payable was added the DMSI Note. On June 30, 2019, the DMSI Note was amended to change the beginning repayment period from June 30, 2019 to September 30, 2019 for 3 quarterly installments. The payments due on September 30, 2019 and December 31, 2019 were not paid and the noteholder has notified the Company of an event of default.

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

On September 26, 2018, the Company entered into a Revenue Based Factoring Agreement with a third party. Under the agreement, the Company has sold $125,875 (the “Purchase Price”) in future accounts and contract rights for $95,000. The advance was received by the Company on September 28, 2018. A portion of the proceeds was used to satisfy the balance due on the January 18, 2018 Factoring Agreement. The difference between the amount sold and the purchase price of $30,875 has been recorded as a debt discount. In exchange for the purchased amount, the Company authorized the third party to ACH debit $473 daily from the Company’s bank account until the purchased amount is fully received. As of March 15, 2019, the balance due was fully repaid using the proceeds received from the September 26, 2018 Factoring Agreement described below. The Company fully amortized $15,437 of debt discount during the year ended December 31, 2019.

On March 15, 2019, the Company entered into a Revenue Based Factoring Agreement with a third party. Under the agreement, the Company has sold $124,450 (the “Purchase Price”) in future accounts and contract rights for $95,000. The advance was received by the Company on March 15, 2019. A portion of the proceeds was used to satisfy the balance due on the September 26, 2018 Factoring Agreement described above. The difference between the amount sold and the purchase price of $29,450 has been recorded as a debt discount. In exchange for the purchased amount, the Company authorized the third party to ACH debit $506 daily from the Company’s bank account until the purchased amount is fully received. As of November 1, 2019, the balance due was fully repaid. The Company fully amortized $29,450 of debt discount during the year ended December 31, 2019.

On October 31, 2019, the Company entered into a Revenue Based Factoring Agreement with a third party. Under the agreement, the Company has sold $124,450 (the “Purchase Price”) in future accounts and contract rights for $95,000. The advance was received by the Company on November 1, 2019. A portion of the proceeds was used to satisfy the balance due on the March 15, 2019 Factoring Agreement described above. The difference between the amount sold and the purchase price of $29,450 has been recorded as a debt discount. In exchange for the purchased amount, the Company authorized the third party to ACH debit $506 daily from the Company’s bank account until the purchased amount is fully received. As of December 31, 2019, the balance due was $79,701, net of debt discount of $24,509. The Company amortized $5,122 of debt discount during the year ended December 31, 2019.

The minimum annual principal payments of notes payable and factor advance at December 31, 2019 were:

2020	$1,258,288
Total minimum principal payments	$1,258,288

NOTE 4 – COMMITMENTS AND CONTINGENCIES

On January 15, 2019, the Company entered into a one-year lease for office space, effective January 15, 2019 for a monthly rent of $1,192 per month. The lease expired January 31, 2020. On January 15, 2020, the Company entered into a one-year lease. The monthly rent is $1,228. Rent expense for the year ended December 31, 2019 and 2018 was $14,305 and $13,767, respectively.

The minimum annual lease payments for 2020 and beyond are:

2020	$14,736
2021	1,228
Total minimum lease payments	$15,964

NOTE 5 – STOCKHOLDERS’ EQUITY

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

The total fair value calculated for option is $48,510. During the year ended December 31, 2018, the Company expensed $48,510 for options. The unrecognized future balance to be expensed over the term of the options is $0.

The following sets forth the options granted and outstanding as of December 31, 2019:

	Number of Options	Weighted Average Exercise price	Granted Options Exercisable	Intrinsic value
Options outstanding at December 31, 2017	—	—	—	—
Granted	90,000	$0.001	90,000	$0
Exercised	—	—	—	—
Forfeited/Expired	—	—	—	—

Options outstanding at December 31, 2018	90,000	$0.001	90,000	$0
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/Expired	—	—	—	—

Options outstanding at December 31, 2019	90,000	$0.001	90,000	$0

NOTE 6 - RELATED PARTY TRANSACTIONS

On June 30, 2018, September 30, 2018, and December 31, 2018, the holder of the FMS Note, a related party, converted $33,038 of interest due for each period to additional principal on the FMS Note accruing at six percent (6.0%) annual interest. On June 30, 2019, the FMS Note was amended to change the beginning repayment period from June 30, 2019 to September 30, 2019 for 3 quarterly installments. The payments due on September 30, 2019 and December 31, 2019 were not paid and the noteholder has not notified the Company of any event of default.

NOTE 7 – INCOME TAXES

The Jobs act significantly revised the U.S. Corporate income tax by lowering the corporate federal income tax rate from 35% to 21% effective January 1, 2018.

The tax effects of the temporary differences between reportable financial statement income (loss) and taxable income (loss) are recognized as deferred tax assets and liabilities.

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018

Tax expense (benefit) at the statutory rate	$(223,672)	$(344,642)
State income taxes (benefit), net of federal income tax benefit	(52,445)	(82,773)
Non-deductible expenses	13,321	14,948
Change in tax rate estimates	130,666	—
Change in valuation allowance	134,378	413,967
Total	$2,248	$1,500

The tax effect of significant components of the Company’s deferred tax assets and liabilities at December 31, 2019 and December 31, 2018, are as follows:

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Deferred tax assets:
Net operating loss carryforward	$570,750	$529,848
Amortization and depreciation	369,673	276,432
Impairment of intangible assets	90,166	90,165
Provision for bad debt	4,138	3,904
Total gross deferred tax assets	1,034,727	900,349
Less: Deferred tax asset valuation allowance	(1,034,727)	(900,349)
Total net deferred tax assets	$—	$—

FASB ASC 740, Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance of $1,034,727 and $900,349 against its net deferred taxes is necessary as of December 31, 2019 and December 31, 2018, respectively. The change in valuation allowance for the years ended December 31, 2019 and 2018 is $134,378 and $413,967, respectively.

At December 31, 2019 and December 31, 2018, respectively, the Company had approximately $2,183,854 and $2,027,350, respectively, of U.S. net operating loss carryforwards remaining.

As a result of certain ownership changes, the Company may be subject to an annual limitation on the utilization of its U.S. net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. A study to determine the effect, if any, of this change, has not been undertaken.

The 2019, 2018, 2017, 2016, and 2015 tax returns remain subject to audit by various Federal and State taxing authorities.

NOTE 8 – SUBSEQUENT EVENTS

On January 15, 2020, the Company entered into a one-year office lease at a rate of $1,228 per month.

On March 11, 2020 the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. As of the date of this filing, the Company’s operations remain open in the US, subject to regulated or reduced hours and remote working conditions. We cannot reasonably estimate the length or severity of this pandemic, or the extent to which the disruption may materially impact our consolidated financial position, consolidated results of operations, and consolidated cash flows in fiscal 2020.

On April 27, 2020, the Company entered into a Revenue Based Factoring Agreement with a third party. Under the agreement, the Company has sold $100,632 (the “Purchase Price”) in future accounts and contract rights for $76,818. The advance was received by the Company on April 28, 2020. A portion of the proceeds was used to satisfy the balance due on the October 31, 2019 Factoring Agreement described above. The difference between the amount sold and the purchase price of $23,814 has been recorded as a debt discount. In exchange for the purchased amount, the Company authorized the third party to ACH debit $421 daily from the Company’s bank account until the purchased amount is fully received.

On May 11, 2020, the Company received $46,400 from the Paycheck Protection Program (the “Loan”) established under the CARES Act (The Coronavirus Aid, Relief, and Economic Security Act) of 2020. The proceeds of this loan may be fully forgiven in the event that at least 60% is used for payroll and the balance for utilities within the first 24 weeks of receipt of the proceeds. The Company intends to use the entire proceeds on payroll and anticipates that the Loan will be forgiven. The interest rate on the Loan is 1% per annum beginning on the 6-month anniversary of the date of the Note. The first payment is due on any unforgiven balance of accrued interest and 1/18 of any unforgiven principal of the Loan on the 15th day of the 7th month following receipt of the Loan.

On June 23, 2020, the Company received $150,000 from the Small Business Administration (the “SBA”) as an Economic Injury Disaster Loan (“EIDL”,) established under the CARES Act (The Coronavirus Aid, Relief, and Economic Security Act) of 2020. The proceeds of this loan require no payments for the first year and then is amortized in equal monthly payments over the next thirty years. The interest rate for an EIDL is 3.75% annually. The collateral for the EIDL is all tangible and intangible personal property.