Form 10-Q
period 2020-03-31
EMR Technology Solutions, Inc.
filed 2020-08-13
CIK 1687999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

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

As of August 13, 2020, there were 10,151,854 shares outstanding of the registrant’s common stock.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2020 AND DECEMBER 31, 2019

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,610	$10,985
Accounts receivable, net	18,710	17,118
Prepaid Expenses	3,240	3,240
Total Current Assets	24,560	31,343

Other Assets:
Security Deposit	1,450	1,450
Software, net	--	36,250
Customer lists, net	38,266	57,936
Total other assets	39,716	95,636

TOTAL ASSETS	$64,276	$126,979

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current Liabilities:
Accounts payable	$422,103	$383,035
Accrued expenses	712,485	641,665
Deferred revenue	49,478	45,223
Factor advance, net	55,700	79,701
Promissory notes – current portion	533,037	533,037
Promissory notes – related party - current portion	645,550	645,550
Total Current Liabilities	2,418,353	2,328,211
TOTAL LIABILITIES	2,418,353	2,328,211

Commitments and Contingencies (See Note 4)	--	--

Stockholders’ Deficit:
Common Stock, 70,000,000 shares authorized, $.001 par value, 10,151,854 and 10,151,854 shares issued and outstanding in 2020 and 2019, respectively	10,152	10,152
Additional paid in capital	4,081,372	4,081,372
Accumulated deficit	(6,445,601)	(6,292,756)
Total stockholders’ deficit	(2,354,077)	(2,201,232)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$64,276	$126,979

The Notes to the Condensed Consolidated Unaudited Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2020 AND MARCH 31, 2019

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Revenues:
Service revenues	$33,795	$78,239
Contract revenues	74,444	110,445
Total revenues	108,239	188,684

Costs and expenses:
Cost of revenues	12,762	23,275
Selling, general, and administrative expense	138,502	207,889
Amortization expense	55,920	145,950
Total operating expenses	207,184	377,114

Loss from operations	(98,945)	(188,430)

Other Income (Expense)
Interest expense (net)	(53,900)	(38,507
Total other income (expense)	(53,900)	(38,507)

Loss before income taxes	(152,845)	(226,937)

Provision for income taxes	--	--

Net Loss	$(152,845)	$(226,937)

Basic and diluted net loss per common share	$(0.01)	$(0.02)

Weighted Average Number of Common Shares – Basic and diluted	10,151,854	10,064,558

The Notes to the Condensed Consolidated Unaudited Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED

MARCH 31, 2020 AND MARCH 31, 2019

(UNAUDITED)

					Total
			Additional		Stockholders’
	Common Stock		Paid in	Accumulated	Equity
	Shares	Par Value	Capital	Deficit	(Deficit)
Balance at December 31, 2018	10,064,754	$10,065	$4,034,572	$(5,227,652)	$(1,183,015)

Cancellation of Common Stock	(400)	--	(410)	--	(410)

Net Loss	--	--	--	(226,937)	(226,937)

Balance at March 31, 2019 (unaudited)	10,064,354	$10,065	$4,034,162	$(5,454,589)	$(1,410,362)

Balance at December 31, 2019	10,151,854	$10,152	$4,081,372	$(6,292,756)	$(2,201,232)

Net Loss	--	--	--	(152,845)	(152,845)

Balance at March 31, 2020 (unaudited)	10,151,854	$10,152	$4,081,372	$(6,445,601)	$(2,354,077)

The Notes to the Condensed Consolidated Unaudited Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

	For the Three Months ended March 31, 2020	For the Three Months ended March 31, 2019

Cash Flows From Operating Activities:
Net Loss	$(152,845)	$(226,937)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	55,920	145,950
Provision for (recovery of) bad debt	942	(1,565)
Amortization of debt discount	7,371	17,089
Changes in operating assets and liabilities:
Accounts receivable	(2,534)	27,933
Accounts payable and accrued expenses	109,888	56,341
Deferred revenue	4,255	(43,815)
Net Cash Provided by (Used in) Operating Activities	22,997	(25,004)

Cash Flows From Financing Activities:
Proceeds from factoring advance	--	95,000
Repayment of factoring advance	(31,372)	(71,706)
Payment for cancellation of shares	--	(410)
Net Cash Provided by (Used in) Financing Activities	(31,372)	22,884

Net Change in Cash and cash equivalents	(8,375)	(2,120)
Cash and cash equivalents at Beginning of the Period	10,985	9,120
Cash and cash equivalents at End of the Period	$2,610	$7,000

Supplemental cash flow information:
Cash paid for interest	$6,250	$16,500
Cash paid for taxes	$--	$--

Non-Cash Investing & Financing Activities:
Accrued interest converted into promissory note	$--	$12,500

The Notes to the Condensed Consolidated Unaudited Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2020 and December 31, 2019, the Company had no cash equivalents.

(D)	Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables, and changes in payment histories. Accounts receivable are written off when management determines the likelihood of collection is remote. Interest is not charged on accounts receivable that are past due. The Company recorded an allowance for doubtful accounts of $942 and $0 as of March 31, 2020 and December 31, 2019, respectively.

(E)	Principles of Consolidation

The 2020 and 2019 consolidated financial statements include the operations of EMR Technology Solutions, Inc. (“EMR”), its wholly owned subsidiaries First Medical Solutions, Inc. (“FMS”), EMRgence, LLC (“EMRG”), Empower Technologies, Inc. (“ETI”), and Digital Medical Solutions, Inc. (“DMSI”). All significant intercompany accounts and transactions have been eliminated in consolidation.

(F)	Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”).

Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The tax returns for the years ended December 31, 2019, 2018, 2017, and 2016 are subject to examination by the Internal Revenue Service.

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

(H)	Amortization and Impairment of Long-Lived Assets

Amortization and Impairment of long-lived assets are non-cash expenses relating primarily to intangible assets. The Company accounts for long-lived assets in accordance with the provisions of FASB ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Software costs are amortized over three (3) years. Non-compete costs are amortized over three (3) years and Customer Lists are amortized over three (3) years. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of March 31, 2020, and December 31, 2019, we have recorded impairments of $0 and $0, respectively. For the three months ended March 31, 2020 and the three months ended March 31, 2019, amortization expense was $55,920 and $145,950, respectively.

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

Advertising costs are expensed as incurred. For the three months ended March 31, 2020 and March 31, 2019, the Company incurred $0 and $0, respectively.

(K)	Business Segments

The Company operates in one segment and therefore segment information is not presented.

(L)	Revenue Recognition

The Company accounts for revenue in accordance with Topic 606, which the Company adopted on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 did not have a material impact on the timing or amounts of revenue recognized in our unaudited condensed consolidated financial statements and therefore did not have a material impact on our financial position, results of operations, equity or cash flows as of the adoption date or for the three months ended March 31, 2020. The Company did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the impact was immaterial. Also, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

(O)	Basic and Diluted Net Loss Per Common Share

In accordance with ASC 260-10, “Earnings Per Share”, basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. As of March 31, 2020 and March 31, 2019, the Company has 1,157,133 and 955,038 shares of common stock issuable upon the conversion of notes payable and 90,000 and 90,000 shares of common stock issuable upon the exercise of options, respectively, that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive.

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

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss for the three months ended March 31, 2020. The Company also has a working capital deficit and an accumulated deficit at March 31, 2020. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital to sustain its current level of operations.

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

NOTE 3 – PROMISSORY NOTES AND FACTOR ADVANCES

The $700,000 FMS Note to a related party has an interest rate of ten percent (10%) per annum for a period of two (2) years and fully amortizes during the third (3rd) year. The related party is the Company’s Chief Technology Officer. The note can be converted at any time, at the option of the holder, into shares of the Company’s stock at a conversion price of $1.00 per share. On October 31, 2016, the holder of the FMS Note converted $200,000 of the note for 200,000 shares of common stock. The Company has recorded loss on conversion of debt of $72,000. On November 15, 2017, the Board of Directors approved an amendment to the FMS Note changing the conversion provision from $3.00 per share to $1.00 per share. On December 31, 2017, the holder of the FMS Note converted $25,000 of interest due for 25,000 shares of common stock. On June 30, 2018, September 30, 2018, and December 31, 2018, the holder of the FMS Note converted $33,038 of interest due for each period to additional principal on the FMS Note accruing at six percent (6.0%) annual interest. On June 30, 2019, the FMS Note was amended to change the beginning repayment period from June 30, 2019 to September 30, 2019 for 3 quarterly installments thereafter. The payments due on September 30, 2019, December 31, 2019, and March 31, 2020 were not paid and the noteholder has not notified the Company of any event of default.

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

The Company issued a three (3) year unsecured convertible promissory note (the “ETI Note”) for one hundred fifty thousand dollars ($150,000). The ETI Note has an interest rate of six percent (6%) per annum for a period of two (2) years and fully amortizes during the third (3rd) year. The note can be converted at any time, at the option of the holder, into shares of the Company’s stock at a conversion price of $3 per share. Effective March 31, 2019, the ETI Note was amended to change the beginning repayment period from March 31, 2019 to September 30, 2019 for $37,500 and 3 equal quarterly installments of $37,500 each thereafter. On March 31, 2019, the Board of Directors approved an amendment to the ETI Note changing the conversion provision from $3.00 per share to $1.00 per share. On June 30, 2019, the ETI Note was amended to change the beginning repayment period to September 30, 2019 for $75,000 and 2 quarterly installments of $37,500 thereafter The payments due on September 30, 2019, December 31, 2019, and March 31, 2020 were not paid and the noteholder has not notified the Company of any event of default.

The Company issued a three (3) year unsecured convertible promissory note (the “DMSI Note”) for two hundred fifty thousand dollars ($250,000). The DMSI Note has an interest rate of six percent (6%) per annum for a period of one (1) year and fully amortizes during the next two (2) years. The note can be converted at any time, at the option of the holder, into shares of the Company’s stock at a conversion price of $1.00 per share. On December 20, 2017, the Agreement was amended to remove the purchase price adjustment for EBITDA. On December 20, 2017, the Note was amended to change the interest only period from one year to two years, changing the beginning of principal payments from December 31, 2017 to December 31, 2018 and to increase the annual interest rate from 6% to 8% commencing January 1, 2018. On December 22, 2017, the Board of Directors approved an amendment to the Note changing the conversion provision from $3.00 per share to $1.00 per share. On December 29, 2017, the Board of Directors approved the request by the holder of the DMSI Note to convert $50,000 principal of the DMSI Note into 50,000 shares of the Company’s common stock. On December 31, 2018, the DMSI Note was amended to change the beginning repayment period from December 31, 2018 to June 30, 2019 for $50,000 and 3 quarterly installments of $50,000 thereafter. On April 30, 2019, $95,550 of accounts payable was added the DMSI Note. On June 30, 2019, the DMSI Note was amended to change the beginning repayment period from June 30, 2019 to September 30, 2019 for 3 quarterly installments. The payments due on September 30, 2019, December 31, 2019, and March 31, 2020 were not paid and the noteholder has notified the Company of an event of default.

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

On October 31, 2019, the Company entered into a Revenue Based Factoring Agreement with a third party. Under the agreement, the Company has sold $124,450 (the “Purchase Price”) in future accounts and contract rights for $95,000. The advance was received by the Company on November 1, 2019. A portion of the proceeds was used to satisfy the balance due on the March 15, 2019 Factoring Agreement described above. The difference between the amount sold and the purchase price of $29,450 has been recorded as a debt discount. In exchange for the purchased amount, the Company authorized the third party to ACH debit $506 daily from the Company’s bank account until the purchased amount is fully received. As of December 31, 2019, the balance due was $79,701, net of debt discount of $24,509. The Company amortized $5,122 of debt discount during the year ended December 31, 2019. As of March 31, 2020, the balance due was $72,838, net of debt discount of $17,138.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

On January 15, 2017, the Company entered into a two-year lease for office space, effective January 15, 2017 for a monthly rent of $1,143 per month. The lease expired January 31, 2019. On January 15, 2020, the Company entered into a one-year lease. The monthly rent is $1,228. Rent expense for the three months ended March 31, 2020 and March 31, 2019 was $3,718 and $3,628, respectively.

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

The following sets forth the options granted and outstanding as of March 31, 2020:

	Number of Options	Weighted Average Exercise price	Granted Options Exercisable	Intrinsic value
Options outstanding at December 31, 2019	90,000	$0.001	90,000	$0
Granted	--	--	--	--
Exercised	--	--	--	--
Forfeited/Expired	--	--	--	--

Options outstanding at March 31, 2020	90,000	$0.001	90,000	$0

NOTE 6 – SUBSEQUENT EVENTS

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

On June 23, 2020, the Company received $150,000 from the Small Business Administration (the “SBA”) as an Economic Injury Disaster Loan (“EIDL”,) established under the CARES Act of 2020. The proceeds of this loan require no payments for the first year and then is amortized in equal monthly payments over the next thirty years. The interest rate for an EIDL is 3.75% annually. The collateral for the EIDL is all tangible and intangible personal property.

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

Growth Strategy

Our growth strategy involves three primary approaches: acquiring electronic medical record companies and then migrating the customers of those companies to our solutions, selling our solutions directly to healthcare providers practicing in ambulatory settings, and acquiring providers of other healthcare technology services such as third-party insurance administrators and revenue cycle management companies. We intend to distribute our solutions through our websites, endorsements from medical groups and associations, and referrals from existing clients.

Results of Operations

Revenues

For the three months ended March 31, 2020, revenues were $108,239 compared to $188,684 for the same period in 2019. The decrease in revenues for the three months ended March 31, 2020 was primarily attributable to a $44,444 decrease in one-time revenues, as a result of fewer physicians reporting quality measures to CMS, and a decrease $36,001 in recurring revenues, due to terminated accounts.

Cost of Revenues

Cost of revenues were $12,762 for the three months ended March 31, 2020 compared to $23,275 for the same period in 2019. The decrease in cost of revenues for the three months ended March 31, 2020, was primarily attributable to reduced revenues described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $138,502 for the three months ended March 31, 2020 compared to $207,889 for the same period in 2019. The decrease in selling, general and administrative expenses for the three months was primarily attributable to a decrease in accounting fees of $26,821, decrease in payroll taxes of $33,379, decrease in payroll expense of $25,424 and offset by an increase in legal fees of $23,765.

Amortization Expense

Amortization expense was $55,820 for the three months ended March 31, 2020 compared to $145,950 for the same period in 2019. This decrease was primarily attributable to a reduced basis for amortization due to an impairment charge of $345,000 in 2018.

Other Expense

Other Expense was $55,902 for the three months ended March 31, 2020 compared to $38,507 for the same period in 2019. This was primarily due to an increase in interest expense resulting from late payments on promissory notes.

Net Loss

Net Loss for the three months ended March 31, 2020 was $152,847 compared to $226,937 for the same period in 2019. This decrease was primarily due to factors described above.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2020 compared to December 31, 2019.

	March 31, 2020	December 31, 2019
Current Assets	$24,560	$31,343
Current Liabilities	$2,418,353	$2,328,211
Working Capital (Deficit)	$(2,456,793)	$(2,296,868)

As of March 31, 2020, we had a working capital deficit of ($2,456,793) as compared to working capital deficit of ($2,296,868) at December 31, 2019, an increase in working capital deficit of $159,925.

Net cash provided by operations of $22,997 increased by $48,000 for the three months ended March 31, 2020 over the same period in 2019 primarily due to a decrease in net losses in 2020 over 2019 of $74,090, amortization expense of $90,030, and amortization of debt discount of $9,718, and a net change in operating assets and liabilities of $111,611.

Net cash used in financing activities of $31,372 for the three months ended March 31, 2020 increased by $54,256 from cash provided by financing of $22,884 during the same period in 2019. This increase was primarily due to a net increase in factoring advances of $23,294 in 2019 not realized in 2020.

Our Auditors Have Raised Substantial Doubts as to Our Ability to Continue as a Going Concern

Our unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern. The Company has experienced recurring losses from operations which have caused an accumulated deficit of $6,445,601 at March 31, 2020.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on July 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

As of March 31, 2020, we are in default in the payment of principal on promissory notes of $1,178,587 and the payment of promissory note interest of $142,444.

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

EMR TECHNOLOGY SOLUTIONS, INC.

Date: August 13, 2020	By:	/s/ John X. Adiletta
	Name:	John X. Adiletta
	Title:	Chief Executive Officer
(Principal Executive Officer)