Form 10-Q
period 2020-06-30
EMR Technology Solutions, Inc.
filed 2020-08-21
CIK 1687999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

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

As of August 21, 2020, there were 10,151,854 shares outstanding of the registrant’s common stock.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2020 AND DECEMBER 31, 2019

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$74,991	$10,985
Accounts receivable, net	19,846	17,118
Prepaid Expenses	2,840	3,240
Total Current Assets	97,677	31,343

Other Assets:
Security Deposit	1,450	1,450
Software, net	--	36,250
Customer lists, net	31,853	57,936
Total OtherAssets	33,303	95,636

TOTAL ASSETS	$130,980	$126,979

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current Liabilities:
Accounts payable	$340,131	$383,035
Accrued expenses	688,553	641,665
Deferred revenue	50,337	45,223
Factor advance, net	64,102	79,701
PPP loan – current portion	17,698	--
Promissory notes – current portion	533,037	533,037
Promissory notes – related party - current portion	645,550	645,550
Total Current Liabilities	2,339,408	2,328,211

Long Term Liabilities
PPP Loan	29,002	--
SBA Loan	150,000	--
Total Long Term Liabilities	179,002	--

TOTAL LIABILITIES	2,518,410	2,328,211

Commitments and Contingencies (See Note 4)	--	--

Stockholders’ Deficit:
Common Stock, 70,000,000 shares authorized, $.001 par value, 10,151,854 and 10,151,854 shares issued and outstanding in 2020 and 2019, respectively	10,152	10,152
Additional paid in capital	4,118,872	4,081,372
Accumulated deficit	(6,516,454)	(6,292,756)
Total stockholders’ deficit	(2,387,430)	(2,201,232)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$130,980	$126,979

The Notes to the Condensed Consolidated Unaudited Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2020 AND JUNE 30, 2019

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Service revenues	$17,715	$34,308	$51,510	$112,547
Contract revenues	82,867	115,996	157,311	226,441
Total revenues	100,582	150,304	208,821	338,988

Costs and expenses:
Cost of revenues	11,868	22,440	24,630	45,715
Selling, general, and administrative expense	114,276	223,617	252,778	431,506
Amortization expense	6,413	145,950	62,333	291,900
Total operating expenses	132,557	392,007	339,741	769,121

Loss from operations	(31,975)	(241,703)	(130,920)	(430,133)

Other Income (Expense)
EIDL Grant	6,000	--	6,000	--
Interest expense (net)	(44,878)	(31,000)	(98,778)	(69,507)
Total other income (expense)	(38,878)	(31,000)	(92,778)	(69,507)

Loss before income taxes	(70,853)	(272,703)	(223,698)	(499,640)

Provision for income taxes	--	--	--	--

Net Loss	$(70,853)	$(272,703)	$(223,698)	$(499,640)

Basic and diluted net loss per common share	$(0.01)	$(0.03)	$(0.02)	$(0.05)

Weighted Average Number of Common Shares	10,151,854	10,092,548	10,151,854	10,078,475

The Notes to the Condensed Consolidated Unaudited Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED

JUNE 30, 2020 AND JUNE 30, 2019

(UNAUDITED)

					Total
			Additional		Stockholders’
	Common Stock		Paid in	Accumulated	Equity
	Shares	Par Value	Capital	Deficit	(Deficit)
Balance at March 31, 2019 (unaudited)	10,064,354	$10,065	$4,034,162	$(5,454,589)	$(1,410,362)

Issuance of Common Stock for Director Fees	50,000	50	26,977	--	27,027

Issuance of Common Stock for Employee services	37,500	37	20,233	--	20,270

Net Loss	--	--	--	(272,703)	(272,703)

Balance at June 30, 2019 (unaudited)	10,151,854	$10,152	$4,081,372	$(5,727,292)	$(1,635,768)

Balance at March 31, 2020 (unaudited)	10,151,854	$10,152	$4,081,372	$(6,445,601)	$(2,354,077)

In kind contribution for CEO services	--	--	37,500	--	37,500

Net Loss	--	--	--	$(70,853)	$(70,853)

Balance at June 30, 2020 (unaudited)	10,151,854	$10,152	$4,118,872	$(6,516,454)	$(2,387,430)

The Notes to the Condensed Consolidated Unaudited Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED

JUNE 30, 2020 AND JUNE 30, 2019

(UNAUDITED)

					Total
			Additional		Stockholders’
	Common Stock		Paid in	Accumulated	Equity
	Shares	Par Value	Capital	Deficit	(Deficit)
Balance at December 31, 2018	10,064,754	$10,065	$4,034,572	$(5,227,652)	$(1,183,015)

Cancellation of Common Stock	(400)	--	(410)	--	(410)

Issuance of Common Stock for Director Fees	50,000	50	26,977	--	27,027

Issuance of Common Stock for Employee services	37,500	37	20,233	--	20,270

Net Loss	--	--	--	(499,640)	(499,640)

Balance at June 30, 2019 (unaudited)	10,151,854	$10,152	$4,081,372	$(5,727,292)	$(1,635,768)

Balance at December 31, 2019	10,151,854	$10,152	$4,081,372	$(6,292,756)	$(2,201,232)

In kind contribution for CEO services	--	--	37,500	--	37,500

Net Loss				$(223,698)	$(223,698)

Balance at June 30, 2020 (unaudited)	10,151,854	$10,152	$4,118,872	$(6,516,454)	$(2,387,430)

The Notes to the Condensed Consolidated Unaudited Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

	For the Six Months ended June 30, 2020	For the Six Months ended June 30, 2019

Cash Flows From Operating Activities:
Net Loss	$(223,698)	$(499,640)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock issued for services	--	47,297
In kind contribution of services	37,500	--
Amortization	62,333	291,900
Provision for (recovery of) bad debt	2,357	(1,000)
Amortization of debt discount	28,489	24,513
Changes in operating assets and liabilities:
Accounts receivable	(5,085)	30,860
Accounts payable and accrued expenses	3,984	136,413
Prepaid expenses	400	400
Deferred revenue	5,114	(26,352)
Net Cash Provided by (Used in) Operating Activities	(88,606)	4,391

Cash Flows From Financing Activities:
Proceeds from factoring advance	76,818	95,000
Repayment of factoring advance	(120,906)	(104,090)
Proceeds from PPP Loan	46,700	--
Proceeds from SBA Loan	150,000	--
Payment for cancellation of shares	--	(410)
Net Cash Provided by (Used in) Financing Activities	152,612	(9,500)

Net Change in Cash and cash equivalents	64,006	(5,109)
Cash and cash equivalents at Beginning of the Period	10,985	9,120
Cash and cash equivalents at End of the Period	$74,991	$4,011

Supplemental cash flow information:
Cash paid for interest	$26,500	$30,750
Cash paid for taxes	$--	$--

Non-Cash Investing & Financing Activities:
Conversion of accounts payable into a promissory note	$--	$95,550

The Notes to the Condensed Consolidated Unaudited Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2020 and December 31, 2019, the Company had no cash equivalents.

(D)	Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables, and changes in payment histories. Accounts receivable are written off when management determines the likelihood of collection is remote. Interest is not charged on accounts receivable that are past due. The Company recorded an allowance for doubtful accounts of $2,357 and $942 as of June 30, 2020 and December 31, 2019, respectively.

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

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”).

Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The tax returns for the years ended December 31, 2019, 2018, and 2017 are subject to examination by the Internal Revenue Service.

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

(H)	Amortization and Impairment of Long-Lived Assets

Amortization and Impairment of long-lived assets are non-cash expenses relating primarily to intangible assets. The Company accounts for long-lived assets in accordance with the provisions of FASB ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Software costs are amortized over three (3) years. Non-compete costs are amortized over three (3) years and Customer Lists are amortized over three (3) years. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of June 30, 2020, and December 31, 2019, we have recorded impairments of $0 and $0, respectively. For the three months ended June 30, 2020 and June 30, 2019, amortization expense was $6,413 and $145,950, respectively. For the six months ended June 30, 2020 and June 30, 2019, amortization expense was $62,333 and $291,900, respectively.

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

Advertising costs are expensed as incurred. For the three and six months ended June 30, 2020 and June 30, 2019, the Company incurred $0 and $0, respectively.

(K)	Business Segments

The Company operates in one segment and therefore segment information is not presented.

(L)	Revenue Recognition

The Company accounts for revenue in accordance with Topic 606, which the Company adopted on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 did not have a material impact on the timing or amounts of revenue recognized in our unaudited condensed consolidated financial statements and therefore did not have a material impact on our financial position, results of operations, equity or cash flows as of the adoption date or for the six months ended June 30, 2020. The Company did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the impact was immaterial. Also, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

(O)	Basic and Diluted Net Loss Per Common Share

In accordance with ASC 260-10, “Earnings Per Share”, basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. As of June 30, 2020 and June 30, 2019, the Company has 1,165,036 and 955,038 shares of common stock issuable upon the conversion of notes payable and 90,000 and 90,000 shares of common stock issuable upon the exercise of options, respectively, that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive.

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

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss for the six months ended June 30, 2020. The Company also has a working capital deficit and an accumulated deficit at June 30, 2020. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital to sustain its current level of operations.

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

NOTE 3 – PROMISSORY NOTES, FACTOR ADVANCES, PPP LOANS, AND SBA LOANS

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

The Company issued a three (3) year convertible promissory note (the “EMRG Note”) for two hundred thousand dollars ($200,000). The EMRG Note has an interest rate of eight percent (8%) per annum for a period of one (1) years and fully amortizes during the next two (2) years. The note is secured with a pledge of forty percent (40%) of the membership interests acquired. The note can be converted at any time, at the option of the holder, into shares of the Company’s stock at a conversion price of $3 per share. On December 29, 2017, the EMRG Note was amended to change the beginning repayment period from December 31, 2017 to June 30, 2018 for $50,000 and 7 equal quarterly installments of $25,000 each thereafter and the interest rate was increased from 6% to 8% annually. On June 30, 2018, the EMRG Note was amended to change the beginning repayment period from June 30, 2018 to October 1, 2018 for $100,000 and 4 equal quarterly installments of $25,000 each thereafter. On September 30, 2018, the EMRG Note was amended to change the beginning repayment period from June 30, 2018 to January 1, 2019 for $125,000 and 3 equal quarterly installments of $25,000 each thereafter. Effective January 1, 2019, the EMRG Note was amended to change the beginning repayment period from January 1, 2019 to June 30, 2019 for $125,000 and 2 equal quarterly installments of $37,500 each thereafter. On June 30, 2019, the EMRG Note was amended to change the principal payment of $200,000 and accrued interest to October 31, 2019. The payments due on October 31, 2019 were not paid and the noteholder has not notified the Company of any event of default.

The Company issued a three (3) year unsecured convertible promissory note (the “ETI Note”) for one hundred fifty thousand dollars ($150,000). The ETI Note has an interest rate of six percent (6%) per annum for a period of two (2) years and fully amortizes during the third (3rd) year. The note can be converted at any time, at the option of the holder, into shares of the Company’s stock at a conversion price of $3 per share. Effective June 30, 2019, the ETI Note was amended to change the beginning repayment period from June 30, 2019 to September 30, 2019 for $37,500 and 3 equal quarterly installments of $37,500 each thereafter. On June 30, 2019, the Board of Directors approved an amendment to the ETI Note changing the conversion provision from $3.00 per share to $1.00 per share. On June 30, 2019, the ETI Note was amended to change the beginning repayment period to September 30, 2019 for $75,000 and 2 quarterly installments of $37,500 thereafter. The payments due on September 30, 2019, December 31, 2019, and March 31, 2020 were not paid and the noteholder has not notified the Company of any event of default.

The Company issued a three (3) year unsecured convertible promissory note (the “DMSI Note”) for two hundred fifty thousand dollars ($250,000). The DMSI Note has an interest rate of six percent (6%) per annum for a period of one (1) year and fully amortizes during the next two (2) years. The note can be converted at any time, at the option of the holder, into shares of the Company’s stock at a conversion price of $1.00 per share. On December 20, 2017, the Agreement was amended to remove the purchase price adjustment for EBITDA. On December 20, 2017, the Note was amended to change the interest only period from one year to two years, changing the beginning of principal payments from December 31, 2017 to December 31, 2018 and to increase the annual interest rate from 6% to 8% commencing January 1, 2018. On December 22, 2017, the Board of Directors approved an amendment to the Note changing the conversion provision from $3.00 per share to $1.00 per share. On December 29, 2017, the Board of Directors approved the request by the holder of the DMSI Note to convert $50,000 principal of the DMSI Note into 50,000 shares of the Company’s common stock. On December 31, 2018, the DMSI Note was amended to change the beginning repayment period from December 31, 2018 to June 30, 2019 for $50,000 and 3 quarterly installments of $50,000 thereafter. On April 30, 2019, $95,550 of accounts payable was added the DMSI Note. On June 30, 2019, the DMSI Note was amended to change the beginning repayment period from June 30, 2019 to September 30, 2019 for $100,000 and 2 quarterly installments of $50,000 thereafter. The payments due on September 30, 2019, December 31, 2019, March 31, 2020 were not paid and the noteholder has notified the Company of the event of default.

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

On April 27, 2020, the Company entered into a Revenue Based Factoring Agreement with a third party. Under the agreement, the Company has sold $100,632 (the “Purchase Price”) in future accounts and contract rights for $76,818. The advance was received by the Company on April 28, 2020. A portion of the proceeds was used to satisfy the balance due on the October 31, 2019 Factoring Agreement described above. The difference between the amount sold and the purchase price of $23,814 has been recorded as a debt discount. In exchange for the purchased amount, the Company authorized the third party to ACH debit $421 daily from the Company’s bank account until the purchased amount is fully received. The Company amortized $3,980 of debt discount during the six months ended June 30, 2020. As of June 30, 2020, the balance due was $83,936, net of debt discount of $19,834.

On May 8, 2020, the Company received $46,700 from the Paycheck Protection Program (the “Loan”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) of 2020. The proceeds of this loan may be fully forgiven in the event that at least 60% is used for payroll and the balance for utilities within the first 24 weeks of receipt of the proceeds. The Company intends to use the entire proceeds on payroll and anticipates that the Loan will be forgiven. The term of the Loan, less any forgiven portion, is for 2 years at an annual rate of interest of 1.0%.

On June 23, 2020, the Company received a loan of $150,000 from the Small Business Administration from a program established under the Cares Act. The proceeds may be used as working capital for Company expenses. Installment payments, including principal and interest, of $731.00 monthly, will begin 12 months from the date of the promissory note. The balance of principal and interest will be payable 30 years from the date of the promissory note at an annual interest rate of 3.75%. The collateral for the loan is the tangible and intangible assets of the Company.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

On January 15, 2017, the Company entered into a two-year lease for office space, effective January 15, 2017 for a monthly rent of $1,143 per month. The lease expired January 31, 2019. On January 15, 2019, the Company entered into a one-year lease. The monthly rent is $1,228. Rent expense for the six months ended June 30, 2020 and June 30, 2019 was $7,401 and $7,206, respectively.

We face risks related to the novel coronavirus (Covid-19) which could significantly disrupt our operations, sales, and financial results. Our business will be adversely impacted by the effects of Covid-19. In addition to global macroeconomic effects, the Covid-19 outbreak and any other related adverse public health developments will cause disruption to our operations and sales activities. Our suppliers, third-party distributors, sub-contractors and customers have been and will be disrupted by worker absenteeism, quarantines, and restrictions on our employees’ ability to work, office closures, or other travel or health-related restrictions. In addition, Covid-19 or other disease outbreak will in the short-run and may over the longer term adversely affect the economies and financial markets, resulting in an economic downturn that will affect demand for our products and impact our operating results. There can be no assurance that any decrease in revenues resulting from Covid-19 will be offset by increased revenues in subsequent periods. Although the magnitude of the impact of the Covid-19 outbreak on our business and operations remains uncertain, the continued spread of Covid-19 or the occurrence of other epidemics and the imposition of related public health measures, travel and business restrictions will adversely impact our business, financial condition, operating results, and cash flows. In addition, we have experienced and will experience disruptions to our business operations resulting from quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs that may impact our ability to develop and design our products in a timely manner or meet required milestones or customer commitments.

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

The following sets forth the options granted and outstanding as of June 30, 2020:

	Number of Options	Weighted Average Exercise price	Granted Options Exercisable	Intrinsic value
Options outstanding at December 31, 2019	90,000	$0.001	90,000	$0
Granted	--	--	--	--
Exercised	--	--	--	--
Forfeited/Expired	--	--	--	--

Options outstanding at June 30, 2020	90,000	$0.001	90,000	$0

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

Results of Operations

Revenues

For the three and six months ended June 30, 2020, revenues were $100,582 and $208,821, respectively, compared to $150,304 and $338,988 for the same periods in 2019, respectively. The decrease in revenues for the three months ended June 30, 2020 was primarily attributable to a $16,589 decrease in one-time revenues and a decrease of $33,129 in recurring revenues primarily due to the effects of COVID-19 of approximately $20,000 in decreased patient encounters and the balance from terminated accounts. The decrease in revenues for the six months ended June 30, 2020 was primarily attributable to a $61,000 decrease in one-time revenues due to fewer physician clients required to report certain patient care results to the Centers for Medicare & Medicaid Services, and a decrease of $69,100 in recurring revenues, primarily due to the effects of COVID-19 of approximately $20,000 in decreased patient encounters and the balance from terminated accounts.

Cost of Revenues

Cost of revenues were $11,868 and $24,630 for the three and six months ended June 30, 2020, respectively, compared to $22,440 and $45,715 for the same periods in 2019. The decrease in cost of revenues for the three months ended June 30, 2019, was primarily attributable to reduced revenues described above and reduced co-location facilities expense. The decrease in cost of revenues for the six months ended June 30, 2019, was primarily attributable to reduced revenues described above and reduced co-location facilities expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $114,276 and $252,778 for the three and six months ended June 30, 2020, respectively, compared to $223,617 and $431,506 for the same period in 2019. The decrease in selling, general and administrative expenses for the three months ended June 30, 2020, was primarily attributable to a decrease in payroll costs of $82,900, due to furloughed and terminated employees, $47,300 in decreased bonuses, and offset by an increase in legal fees of $25,000. The decrease in selling, general and administrative expenses for the six months ended June 30, 2020, was primarily attributable to a decrease in payroll costs of $107,900, due to furloughed and terminated employees, a decrease in payroll tax accruals of $33,900, $47,300 in decreased bonuses, and offset by an increase in legal fees of $38,200.

Amortization Expense

Amortization expense was $6,413 and $62,333 for the three and six months ended June 30, 2020 compared to $145,950 and $291,900 for the same period in 2019. These decreases were primarily attributable to a reduced basis for amortization due to an impairment charge of $345,000 in 2018.

Other Income/Expense

Other Expense was $38,878 and $92,778 for the three and six months ended June 30, 2020, respectively, compared to $$31,000 and $69,507 for the same periods in 2019. This was primarily due to a grant of $6,000 from the SBA Economic Injury Disaster Loan (EIDL) Advance program and offset by an increase in interest expense resulting from the factoring agreements entered into in April 2020, the PPP Loan in May 2020, and the SBA Loan in June 2020.

Net Loss

Net Loss for the three and six months ended June 30, 2020 was $$70,853 and $223,698, respectively, compared to $272,703 and $499,640 for the same periods in 2019. These decreases were primarily due to factors described above.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2020 compared to December 31, 2019.

	June 30, 2020	December 31, 2019
Current Assets	$97,677	$31,343
Current Liabilities	$2,339,408	$2,328,211
Working Capital (Deficit)	$(2,241,731)	$(2,296,868)

As of June 30, 2020, we had a working capital deficit of ($2,241,731) as compared to working capital deficit of ($2,296,868) at December 31, 2019, an increase in working capital deficit of $55,137.

Net cash used by operations of $88,606 increased by $92,997 for the six months ended June 30, 2020 over the same period in 2019 primarily due to a decrease in net losses in 2020 over 2019 of $275,942, amortization expense of $229,567, and a net change in operating assets and liabilities of $4,413.

Net cash provided by financing activities of $152,612 for the six months ended June 30, 2020 increased by $162,112 from $9,500 used in financing activities during the same period in 2019. This increase was primarily due to a net increase in PPP Loans of $46,700, SBA Loans of $150,000, decreases in factoring advances of $18,182, and factoring advance repayments of $16,816.

Our Auditors Have Raised Substantial Doubts as to Our Ability to Continue as a Going Concern

Our unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern. The Company has experienced recurring losses from operations which have caused an accumulated deficit of $6,516,454 at June 30, 2020.

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

Revenue Recognition

The Company accounts for revenue in accordance with Topic 606, which The Company adopted on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 did not have a material impact on the timing or amounts of revenue recognized in our unaudited condensed consolidated financial statements and therefore did not have a material impact on our financial position, results of operations, equity or cash flows as of the adoption date or for the six months ended June 30, 2020. The Company did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the impact was immaterial. Also, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

As of June 30, 2020, we are in default in the payment of principal on promissory notes of $1,178,587 and the payment of promissory note interest of $147,565.

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

EMR TECHNOLOGY SOLUTIONS, INC.

Date: August 21, 2020	By:	/s/ John X. Adiletta
	Name:	John X. Adiletta
	Title:	Chief Executive Officer
(Principal Executive Officer)

