Form 10-Q
period 2020-09-30
EMR Technology Solutions, Inc.
filed 2020-12-04
CIK 1687999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

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

As of December 4, 2020, there were 10,246,854 shares outstanding of the registrant’s common stock.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,715	$10,985
Accounts receivable, net	13,015	17,118
Prepaid Expenses	2,040	3,240
Total Current Assets	21,770	31,343

Other Assets:
Security Deposit	1,450	1,450
Software, net	--	36,250
Customer lists, net	25,482	57,936
Total Other Assets	26,932	95,636

TOTAL ASSETS	$48,702	$126,979

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current Liabilities:
Accounts payable	$367,276	$383,035
Accrued expenses	687,997	641,665
Deferred revenue	36,840	45,223
Factor advance, net	42,721	79,701
PPP loan – current portion	25,415	--
Promissory notes – current portion	1,178,587	645,550
Promissory notes – related party - current portion	--	533,037
Total Current Liabilities	2,338,836	2,328,211

Long Term Liabilities
PPP Loan	21,285	--
SBA Loan	150,000	--
Total Long Term Liabilities	171,285	--

TOTAL LIABILITIES	2,510,121	2,328,211

Commitments and Contingencies (See Note 4)

Stockholders’ Deficit:
Common Stock, 70,000,000 shares authorized, $.001 par value, 10,246,854 and 10,151,854 shares issued and outstanding in 2020 and 2019, respectively	10,247	10,152
Additional paid in capital	4,215,128	4,081,372
Accumulated deficit	(6,686,794)	(6,292,756)
Total stockholders’ deficit	(2,461,419)	(2,201,232)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$48,702	$126,979

The Notes to the Condensed Consolidated Unaudited Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2020 AND SEPTEMBER 30, 2019

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Service revenues	$12,002	$7,637	$63,512	$120,184
Contract revenues	80,922	104,313	238,233	330,754
Total revenues	92,924	111,950	301,745	450,938

Costs and expenses:
Cost of revenues	13,826	20,519	38,456	66,234
Selling, general, and administrative expense	210,044	209,105	462,822	640,611
Amortization expense	6,371	145,950	68,704	437,850
Total operating expenses	230,241	375,574	569,982	1,144,695

Loss from operations	(137,317)	(263,624)	(268,237)	(693,757)

Other Income (Expense)
EIDL Grant	--	--	6,000	--
Interest expense (net)	(33,023)	(32,886)	(131,801)	(102,393)
Total other (expense)	(33,023)	(32,886)	(125,801)	(102,393)

Loss before income taxes	(170,340)	(296,510)	(394,038)	(796,150)

Provision for income taxes	--	(1,475)	--	(1,475)

Net Loss	$(170,340)	$(297,985)	$(394,038)	$(797,625)

Basic and diluted net loss per common share	$(0.02)	$(0.03)	$(0.04)	$(0.08)

Weighted Average Number of Common Shares-basic and diluted	10,160,869	10,151,854	10,160,869	10,103,203

The Notes to the Condensed Consolidated Unaudited Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2020 AND SEPTEMBER 30, 2019

(UNAUDITED)

					Total
			Additional		Stockholders’
	Common Stock		Paid in	Accumulated	Equity
	Shares	Par Value	Capital	Deficit	(Deficit)
Balance at June 30, 2019 (unaudited)	10,151,854	$10,152	$4,081,372	$(5,727,292)	$(1,635,768)

Net Loss	--	--	--	(297,985)	(297,985)

Balance at September 30, 2019 (unaudited)	10,151,854	$10,152	$4,081,372	$(6,025,277)	$(1,933,753)

Balance at June 30, 2020 (unaudited)	10,151,854	$10,152	$4,118,872	$(6,516,454)	$(2,387,430)

In kind contribution for CEO services	--	--	45,000	--	45,000

Issuance of Common Stock for Director Fees	50,000	50	26,977	--	27,027

Issuance of Common Stock for Employee services	45,000	45	24,279	--	24,323

Net Loss	--	--	--	(170,340)	(170,340)

Balance at September 30, 2020 (unaudited)	10,246,854	$10,247	$4,215,128	$(6,686,794)	$(2,461,419)

The Notes to the Condensed Consolidated Unaudited Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2020 AND SEPTEMBER 30, 2019

(UNAUDITED)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Par Value	Capital	Deficit	(Deficit)
Balance at December 31, 2018	10,064,754	$10,065	$4,034,572	$(5,227,652)	$(1,183,015)

Cancellation of Common Stock	(400)	--	(410)	--	(410)

Issuance of Common Stock for Director Fees	50,000	50	26,977	--	27,027

Issuance of Common Stock for Employee services	37,500	37	20,233	--	20,270

Net Loss	--	--	--	(797,625)	(797,625)

Balance at September 30, 2019 (unaudited)	10,151,854	$10,152	$4,081,372	$(6,025,277)	$(1,933,753)

Balance at December 31, 2019	10,151,854	$10,152	$4,081,372	$(6,292,756)	$(2,201,232)

In kind contribution for CEO services	--	--	82,500	--	82,500

Issuance of Common Stock for Director Fees	50,000	50	26,977	--	27,027

Issuance of Common Stock for Employee services	45,000	45	24,279	--	24,324

Net Loss				(394,038)	(394,038)

Balance at September 30, 2020 (unaudited)	10,246,854	$10,247	$4,215,128	$(6,686,794)	$(2,461,419)

The Notes to the Condensed Consolidated Unaudited Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

	For the Nine Months ended September 30, 2020	For the Nine Months ended September 30, 2019

Cash Flows From Operating Activities:
Net Loss	$(394,038)	$(797,625)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock issued for services	51,351	47,297
In kind contribution of services	82,500	--
Amortization	68,704	437,850
Provision for (recovery of) bad debt	3,801	(1,114)
Amortization of debt discount	34,492	31,855
Changes in operating assets and liabilities:
Accounts receivable	301	66,099
Accounts payable and accrued expenses	30,573	290,685
Prepaid expenses	1,200	1,200
Deferred revenue	(8,383)	(37,689)
Net Cash Provided by (Used in) Operating Activities	(129,498)	38,558

Cash Flows From Financing Activities:
Proceeds from factoring advance	76,818	95,000
Repayment of factoring advance	(148,290)	(135,362)
Proceeds from PPP Loan	46,700	--
Proceeds from SBA Loan	150,000	--
Payment for cancellation of shares	--	(410)
Net Cash Provided by (Used in) Financing Activities	125,228	(40,772)

Net Change in Cash and cash equivalents	(4,270)	(2,214)
Cash and cash equivalents at Beginning of the Period	10,985	9,120
Cash and cash equivalents at End of the Period	$6,715	$6,906

Supplemental cash flow information:
Cash paid for interest	$31,250	$36,750
Cash paid for taxes	$--	$1,475

Non-Cash Investing & Financing Activities:
Conversion of accounts payable into a promissory note	$--	$95,550

The Notes to the Condensed Consolidated Unaudited Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2020 and December 31, 2019, the Company had no cash equivalents.

(D) Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables, and changes in payment histories. Accounts receivable are written off when management determines the likelihood of collection is remote. Interest is not charged on accounts receivable that are past due. The Company recorded an allowance for doubtful accounts of $3,801 and $0 as of September 30, 2020 and December 31, 2019, respectively.

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

(H) Amortization and Impairment of Long-Lived Assets

Amortization and Impairment of long-lived assets are non-cash expenses relating primarily to intangible assets. The Company accounts for long-lived assets in accordance with the provisions of FASB ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Software costs are amortized over three (3) years. Non-compete costs are amortized over three (3) years and Customer Lists are amortized over three (3) years. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of September 30, 2020, and December 31, 2019, we have recorded impairments of $0 and $0, respectively. For the three months ended September 30, 2020 and September 30, 2019, amortization expense was $6,371 and $145,950, respectively. For the nine months ended September 30, 2020 and September 30, 2019, amortization expense was $68,704 and $437,850, respectively.

(I) Fair Value Measurements and Fair Value of Financial Instruments

The Company adopted FASB ASC Topic 820, Fair Value Measurements. ASC Topic 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 - Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The Company did not identify any assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with ASC Topic 820 (F).

(J) Advertising

Advertising costs are expensed as incurred. For the three and nine months ended September 30, 2020 and September 30, 2019, the Company incurred $0 and $0, respectively.

(K) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(L) Revenue Recognition

The Company accounts for revenue in accordance with Topic 606, which the Company adopted on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 did not have a material impact on the timing or amounts of revenue recognized in our unaudited condensed consolidated financial statements and therefore did not have a material impact on our financial position, results of operations, equity or cash flows as of the adoption date or for the nine months ended September 30, 2020. The Company did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the impact was immaterial. Also, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

(O) Basic and Diluted Net Loss Per Common Share

In accordance with ASC 260-10, “Earnings Per Share”, basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. As of September 30, 2020, and September 30, 2019, the Company has 1,183,107 and 1,099,946 shares of common stock issuable upon the conversion of notes payable and 90,000 and 90,000 shares of common stock issuable upon the exercise of options, respectively, that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive.

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

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss for the nine months ended September 30, 2020. The Company also has a working capital deficit and an accumulated deficit at September 30, 2020. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital to sustain its current level of operations.

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

NOTE 3 – PROMISSORY NOTES, FACTOR ADVANCES, PPP LOANS, AND SBA LOANS

The $700,000 FMS Note to a related party has an interest rate of ten percent (10%) per annum for a period of two (2) years and fully amortizes during the third (3rd) year. The related party is the Company’s Chief Technology Officer (“CTO”). The note can be converted at any time, at the option of the holder, into shares of the Company’s stock at a conversion price of $1.00 per share. On October 31, 2016, the holder of the FMS Note converted $200,000 of the note for 200,000 shares of common stock. The Company has recorded loss on conversion of debt of $72,000. On November 15, 2017, the Board of Directors approved an amendment to the FMS Note changing the conversion provision from $3.00 per share to $1.00 per share. On December 31, 2017, the holder of the FMS Note converted $25,000 of interest due for 25,000 shares of common stock. On June 30, 2018, September 30, 2018, and December 31, 2018, the holder of the FMS Note converted $33,037 of interest due for each period to additional principal on the FMS Note accruing at six percent (6.0%) annual interest. On December 31, 2018, the FMS Note was amended to change the beginning repayment period from June 30, 2019 to September 30, 2019 for 3 quarterly installments thereafter. The payments due on September 30, 2019, December 31, 2019, and March 31, 2020 were not paid and the noteholder has not notified the Company of any event of default. The CTO’s employment terminated effective January 31, 2020. As of September 30, 2020, the balance of this note is $533,037.

The Company issued a three (3) year convertible promissory note (the “EMRG Note”) for two hundred thousand dollars ($200,000). The EMRG Note has an interest rate of eight percent (8%) per annum for a period of one (1) year and fully amortizes during the next two (2) years. The note is secured with a pledge of forty percent (40%) of the membership interests acquired. The note can be converted at any time, at the option of the holder, into shares of the Company’s stock at a conversion price of $3 per share. On December 29, 2017, the EMRG Note was amended to change the beginning repayment period from December 31, 2017 to June 30, 2018 for $50,000 and 7 equal quarterly installments of $25,000 each thereafter and the interest rate was increased from 6% to 8% annually. Effective January 1, 2019, the EMRG Note was amended to change the beginning repayment period from January 1, 2019 to June 30, 2019 for $125,000 and 2 equal quarterly installments of $37,500 each thereafter. On June 30, 2019, the EMRG Note was amended to change the principal payment of $200,000 and accrued interest to October 31, 2019. The payments due on October 31, 2019 were not paid and the noteholder has not notified the Company of any event of default. As of September 30, 2020, the balance of this note is $200,000.

The Company issued a three (3) year unsecured convertible promissory note (the “ETI Note”) for one hundred fifty thousand dollars ($150,000). The ETI Note has an interest rate of six percent (6%) per annum for a period of two (2) years and fully amortizes during the third (3rd) year. The note can be converted at any time, at the option of the holder, into shares of the Company’s stock at a conversion price of $3 per share. Effective June 30, 2019, the ETI Note was amended to change the beginning repayment period from June 30, 2019 to September 30, 2019 for $37,500 and 3 equal quarterly installments of $37,500 each thereafter. On June 30, 2019, the Board of Directors approved an amendment to the ETI Note changing the conversion provision from $3.00 per share to $1.00 per share. On June 30, 2019, the ETI Note was amended to change the beginning repayment period to September 30, 2019 for $75,000 and 2 quarterly installments of $37,500 thereafter. The payments due on September 30, 2019, December 31, 2019, and March 31, 2020 were not paid and the noteholder has not notified the Company of any event of default. As of September 30, 2020, the balance of this note is $150,000.

The Company issued a three (3) year unsecured convertible promissory note (the “DMSI Note”) for two hundred fifty thousand dollars ($250,000). The DMSI Note has an interest rate of six percent (6%) per annum for a period of one (1) year and fully amortizes during the next two (2) years. The note can be converted at any time, at the option of the holder, into shares of the Company’s stock at a conversion price of $1.00 per share. On December 20, 2017, the Agreement was amended to remove the purchase price adjustment for EBITDA. On December 20, 2017, the Note was amended to change the interest only period from one year to two years, changing the beginning of principal payments from December 31, 2017 to December 31, 2018 and to increase the annual interest rate from 6% to 8% commencing January 1, 2018. On December 22, 2017, the Board of Directors approved an amendment to the Note changing the conversion provision from $3.00 per share to $1.00 per share. On December 29, 2017, the Board of Directors approved the request by the holder of the DMSI Note to convert $50,000 principal of the DMSI Note into 50,000 shares of the Company’s common stock. On April 30, 2019, $95,550 of accounts payable was added the DMSI Note. On June 30, 2019, the DMSI Note was amended to change the beginning repayment period from June 30, 2019 to September 30, 2019 for $100,000 and 2 quarterly installments of $50,000 thereafter. The payments due on September 30, 2019, December 31, 2019, March 31, 2020 were not paid and the noteholder has notified the Company of the event of default. As of September 30, 2020, the balance of this note is $295,550.

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

On October 31, 2019, the Company entered into a Revenue Based Factoring Agreement with a third party. Under the agreement, the Company has sold $124,450 (the “Purchase Price”) in future accounts and contract rights for $95,000. The advance was received by the Company on November 1, 2019. A portion of the proceeds was used to satisfy the balance due on the March 15, 2019 Factoring Agreement described above. The difference between the amount sold and the purchase price of $29,450 has been recorded as a debt discount. In exchange for the purchased amount, the Company authorized the third party to ACH debit $506 daily from the Company’s bank account until the purchased amount is fully received. The Company amortized $24,508 of debt discount during the nine months ended September 30, 2020.

On April 27, 2020, the Company entered into a Revenue Based Factoring Agreement with a third party. Under the agreement, the Company has sold $100,632 (the “Purchase Price”) in future accounts and contract rights for $76,818. The advance was received by the Company on April 28, 2020. A portion of the proceeds was used to satisfy the balance due on the October 31, 2019 Factoring Agreement described above. The difference between the amount sold and the purchase price of $23,814 has been recorded as a debt discount. In exchange for the purchased amount, the Company authorized the third party to ACH debit $421 daily from the Company’s bank account until the purchased amount is fully received. The Company amortized $9,984 of debt discount during the nine months ended September 30, 2020. As of September 30, 2020, the balance due was $56,551, net of debt discount of $13,830.

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

On January 15, 2020, the Company entered into a one-year lease. The monthly rent is $1,228. Rent expense for the nine months ended September 30, 2020 and September 30, 2019 was $11,084 and $10,784, respectively.

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

The following sets forth the options granted and outstanding as of September 30, 2020:

	Number of Options	Weighted Average Exercise price	Granted Options Exercisable	Intrinsic value
Options outstanding at December 31, 2019	90,000	$0.001	90,000	$0
Granted	--	--	--	--
Exercised	--	--	--	--
Forfeited/Expired	--	--	--	--
Options outstanding at September 30, 2020	90,000	$0.001	90,000	$0

These were five year options granted effective January 1, 2018 and all expire on December 31, 2022.

NOTE 8 – SUBSEQUENT EVENTS

On November 8, 2020, the Company entered into a Revenue Based Factoring Agreement with a third party. Under the agreement, the Company has sold $98,250 (the “Purchase Price”) in future accounts and contract rights for $75,000. The advance was received by the Company on November 20, 2020. A portion of the proceeds was used to satisfy the balance due on the April 27, 2020 Factoring Agreement described in Note 3. The difference between the amount sold and the purchase price of $23,250 has been recorded as a debt discount. In exchange for the purchased amount, the Company authorized the third party to ACH debit $400 daily from the Company’s bank account until the purchased amount is fully received.

On November 30, 2020, the Company filed a civil action in the Superior Court of New Jersey Law Division: Somerset County against Denis Salins, an ex-employee and shareholder, for breach of contract, breach of employment contract, fraud and misrepresentation, breach of the implied and express covenant of good faith and fair dealing, and breach of fiduciary duty, seeking the reimbursement of various amounts paid, discharge of accrued amounts, and related expenses relating to the acquisition of his company.

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

Results of Operations

Revenues

For the three and nine months ended September 30, 2020, revenues were $92,924 and $301,745, respectively, compared to $111,950 and $450,938 for the same periods in 2019, respectively. The decrease in revenues for the three months ended September 30, 2020 was primarily attributable to a $23,391 decrease in recurring revenues primarily due to the effects of COVID-19 of approximately $10,000 in decreased patient encounters and the balance from terminated accounts. The decrease in revenues for the nine months ended September 30, 2020 was primarily attributable to a $56,672 decrease in one-time revenues due to fewer physician clients required to report certain patient care results to the Centers for Medicare & Medicaid Services, and a decrease of $92,521 in recurring revenues, primarily due to the effects of COVID-19 of approximately $20,000 in decreased patient encounters and the balance from terminated accounts.

Cost of Revenues

Cost of revenues were $13,826 and $38,456 for the three and nine months ended September 30, 2020, respectively, compared to $20,519 and $66,234 for the same periods in 2019. The decrease in cost of revenues for the three months ended September 30, 2020, was primarily attributable to reduced revenues described above and reduced co-location facilities expense. The decrease in cost of revenues for the nine months ended September 30, 2020, was primarily attributable to reduced revenues described above and reduced co-location facilities expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $210,044 and $462,822 for the three and nine months ended September 30, 2020, respectively, compared to $209,105 and $640,611 for the same period in 2019. The decrease in selling, general and administrative expenses for the nine months ended September 30, 2020, was primarily attributable to a decrease in payroll costs of $125,317, due to furloughed and terminated employees, a decrease in payroll tax accruals and penalties of $69,800, a decrease of $13,000 in software development costs, and offset by an increase in legal fees of $41,200.

Amortization Expense

Amortization expense was $6,371 and $68,704 for the three and nine months ended September 30, 2020 compared to $145,950 and $437,850 for the same period in 2019. These decreases were primarily attributable to a reduced basis for amortization.

Other Income/Expense

Other Expense was $33,023 and $125,801 for the three and nine months ended September 30, 2020, respectively, compared to $$32,886 and $102,393 for the same periods in 2019. This was primarily due to a grant of $6,000 from the SBA Economic Injury Disaster Loan (EIDL) Advance program and offset by an increase in interest expense resulting from the factoring agreements entered into in April 2020, the PPP Loan in May 2020, the SBA Loan in June 2020, and resulting from late payments on promissory notes.

Net Loss

Net Loss for the three and nine months ended September 30, 2020 was $$170,340 and $394,038, respectively, compared to $297,985 and $797,625 for the same periods in 2019. These decreases were primarily due to factors described above.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2020 compared to December 31, 2019.

	September 30, 2020	December 31, 2019
Current Assets	$21,770	$31,343
Current Liabilities	$2,338,836	$2,328,211
Working Capital (Deficit)	$(2,317,066)	$(2,296,868)

As of September 30, 2020, we had a working capital deficit of ($2,317,066) as compared to working capital deficit of ($2,296,868) at December 31, 2019, an increase in working capital deficit of $20,198.

Net cash used by operations of $129,498 increased by $168,056 for the nine months ended September 30, 2020 over the same period in 2019 primarily due to a decrease in net losses in 2020 over 2019 of $403,587, an increase of $82,500 in in-kind contribution of services, a decrease in amortization of $369,146, and a net change in operating assets and liabilities of $296,604.

Net cash provided by financing activities of $125,228 for the nine months ended September 30, 2020 increased by $166,000 from $40,772 used in financing activities during the same period in 2019. This increase was primarily due to a net increase in PPP Loans of $46,700, SBA Loans of $150,000, decreases in factoring advances of $18,182, and increased factoring advance repayments of $12,928.

Our Auditors Have Raised Substantial Doubts as to Our Ability to Continue as a Going Concern

Our unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern. The Company has experienced recurring losses from operations which have caused an accumulated deficit of $6,686,794 at September 30, 2020.

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

Revenue Recognition

The Company accounts for revenue in accordance with Topic 606, which The Company adopted on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 did not have a material impact on the timing or amounts of revenue recognized in our unaudited condensed consolidated financial statements and therefore did not have a material impact on our financial position, results of operations, equity or cash flows as of the adoption date or for the nine months ended September 30, 2020. The Company did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the impact was immaterial. Also, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On November 30, 2020, the Company filed a civil action in the Superior Court of New Jersey Law Division: Somerset County against Denis Salins, an ex-employee and shareholder, for breach of contract, breach of employment contract, fraud and misrepresentation, breach of the implied and express covenant of good faith and fair dealing, and breach of fiduciary duty, seeking the reimbursement of various amounts paid, discharge of accrued amounts, and related expenses relating to the acquisition of his company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

As of September 30, 2020, we are in default in the payment of principal on promissory notes of $1,178,587 and the payment of promissory note interest of $169,661.

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

EMR TECHNOLOGY SOLUTIONS, INC.

Date: December 4, 2020	By:	/s/ John X. Adiletta
	Name:	John X. Adiletta
	Title:	Chief Executive Officer
(Principal Executive Officer)