Form 10-K
period 2020-12-31
EMR Technology Solutions, Inc.
filed 2021-09-07
CIK 1687999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ____________ to ____________

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

On September 7, 2021 there were 10,246,854 outstanding shares of the registrant’s common stock, $0.001 par value.

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

We will make available, through a link to the SEC’s Web site, electronic copies of the materials we file with the SEC (including our annual reports on Form 10-K, our quarterly reports on Form 10-K, our current reports on Form 8-K, the Section 16 reports filed by our executive officers, directors and 10% stockholders and amendments to those reports). To receive paper copies of our SEC filings, please contact us by mail addressed to Investor Relations, EMR Technology Solutions, Inc., 90 Washington Valley Road, Bedminster, NJ 07921.

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

Employees

As of September 7, 2021, the Company had four full-time and one part-time employees.

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

RISKS RELATED TO LIQUIDITY AND CAPITAL RESOURCES

Our independent registered public accounting firm for the fiscal years ended December 31, 2020 and 2019, has included an explanatory paragraph in their opinion that accompanies our audited consolidated financial statements as of and for the years ended December 31, 2020 and 2019, indicating that our historical losses and accumulated deficit raises substantial doubt about our ability to continue as a going concern. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We maintain our current principal office at 90 Washington Valley Road, Bedminster, NJ 07921. Our telephone number at this office is 908-997-0617. The monthly payment is $345 under a one-year lease.

Item 3. Legal Proceedings

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

On March 16, 2021, Denis Salins filed a counterclaim to the Company’s civil action denying all claims of the Company.

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

(b) Holders

As of September 7, 2021, we had 38 shareholders of common stock per the transfer agent’s shareholder list.

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

Rule 10B-18 Transactions

During the years ended December 31, 2020 and 2019, there were no repurchases of the Company’s common stock by the Company.

Recent Sales of Unregistered Securities.

All sales of Unregistered Securities have been previously reported on Forms 10-K or 8-K.

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

Results of Operations

Summary of Statements of Operations for the Years Ended December 31, 2020 and December 31, 2019.

	For the Year ended December 31, 2020	For the Year ended December 31, 2019
Revenues	$396,535	$566,877
Cost of revenues	$(52,799)	$(76,322)
Selling, General and Administrative	$(593,164)	$(824,177)
Amortization	$(75,075)	$(542,881)
Other expense	$(171,171)	$(188,601)
Net loss	$(499,548)	$(1,065,104)
Loss per common share - basic	$(0.05)	$(0.11)

Revenues

Revenues of $396,535 for the year ended December 31, 2020, decreased by $170,342 over revenues of $566,877 for the year ended December 31, 2019. The decrease in revenues was primarily attributable to a $70,414 decrease in one-time revenues due to fewer physician clients required to report certain patient care results to the Centers for Medicare & Medicaid Services, and a decrease of $99,928 in recurring revenues due to client terminations and retirements.

Cost of Revenues

Cost of revenues of $52,799 for the year ended December 31, 2020, decreased by $23,523 over cost of revenues of $76,322 for the year ended December 31, 2019. This was primarily attributable to the reduced revenues described above and reduced co-location facilities expense.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses of $593,164 for the year ended December 31, 2020, decreased by $231,013 over selling, general and administrative expenses of $824,177 for the year ended December 31, 2019. The decrease in selling, general and administrative expenses was primarily attributable to a decrease in payroll costs of $229,056 due to furloughed and terminated employees, a decrease in payroll tax accruals and penalties of $20,172, a decrease of $13,600 in software development costs, and offset by an increase in legal fees of $41,200.

Amortization and Impairment Expense

Amortization expense of $75,075 for the year ended December 31, 2020, decreased by $467,806 over amortization expense of $542,881 for the year ended December 31, 2019. Most intangible assets were fully amortized during the year ended December 31, 2019 resulting in a decrease in amortization for the year ended December 31, 2020.

Other Expense

Other Expense of $171,171 for the year ended December 31, 2020, decreased by $15,182 over other expense of $186,353 for the year ended December 31, 2019. This was primarily due to a grant of $6,000 from the SBA Economic Injury Disaster Loan (EIDL) Advance program and by an decrease in interest expense resulting from the a decrease in late payment penalties from 2019.

Net Loss

Net Loss of $499,548 for the year ended December 31, 2020, decreased by $565,556 over net loss of $1,065,104 for the year ended December 31, 2019. This decrease was primarily due to the factors described above.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2020 compared to December 31, 2019.

	December 31, 2020	December 31, 2019
Current Assets	$27,197	$31,343
Current Liabilities	$2,372,987	$2,328,211
Working Capital (Deficit)	$(2,345,790)	$(2,296,868)

At December 31, 2020, we had working capital deficit of $2,345,790 as compared to working capital deficit of $2,296,868 at December 31, 2019, an increase in working capital deficit of $48,922.

Net cash used by operations of $129,548 increased by $151,707 for the year ended December 31, 2020 over the same period in 2019 primarily due to decreases in amortization expense of $467,806, an increase in in-kind contribution of services of $127,500, and a net change in operating assets and liabilities of $387,748, and an increase in provision for bad debt of $6,030.

Net cash provided by financing activities of $132,876 during the year ended December 31, 2020 increased by $153,170 from $22,159 used in financing activities during the same period in 2019. This increase was primarily due to an SBA loan of $150,000, a PPP Loan of $46,700, an increase in repayment of factoring advances of $5,758, and by a decrease in factoring advances of $38,182.

Financings

On June 26, 2018, the Company entered into a Revenue Based Factoring Agreement with a third party. Under the agreement, the Company sold $125,875 (the “Purchase Price”) in future accounts and contract rights for $95,000. The advance was received by the Company on June 28, 2018. A portion of the proceeds was used to satisfy the balance due on the January 18, 2018 Factoring Agreement described above. The difference between the amount sold and the purchase price of $30,875 has been recorded as a debt discount. In exchange for the purchased amount, the Company authorized the third party to ACH debit $473 daily from the Company’s bank account until the purchased amount is fully received. The balance was fully repaid with the proceeds of the March 15, 2019 Factoring described below. The Company amortized $24,328 of debt discount during the year ended December 31, 2019.

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

On October 31, 2019, the Company entered into a Revenue Based Factoring Agreement with a third party. Under the agreement, the Company has sold $124,450 (the “Purchase Price”) in future accounts and contract rights for $95,000. The advance was received by the Company on November 1, 2019. A portion of the proceeds was used to satisfy the balance due on the March 15, 2019 Factoring Agreement described above. The difference between the amount sold and the purchase price of $29,450 has been recorded as a debt discount. In exchange for the purchased amount, the Company authorized the third party to ACH debit $506 daily from the Company’s bank account until the purchased amount is fully received. As of December 31, 2019, the balance due was $79,701, net of debt discount of $24,509. The Company amortized $5,122 of debt discount during the year ended December 31, 2019. As of April 28 2020, the balance due was fully repaid using the proceeds received from the April 27, 2020 Factoring Agreement described below. The Company fully amortized the remaining debt discount upon repayment.

On April 27, 2020, the Company entered into a Revenue Based Factoring Agreement with a third party. Under the agreement, the Company has sold $100,632 (the “Purchase Price”) in future accounts and contract rights for $76,818. The advance was received by the Company on April 28, 2020. A portion of the proceeds was used to satisfy the balance due on the October 31, 2019 Factoring Agreement described above. The difference between the amount sold and the purchase price of $23,814 has been recorded as a debt discount. In exchange for the purchased amount, the Company authorized the third party to ACH debit $421 daily from the Company’s bank account until the purchased amount is fully received. As of November 18, 2020, the balance due was fully repaid using the proceeds received from the November 18, 2020 Factoring Agreement described below. The Company fully amortized $23,814 of debt discount upon repayment.

On May 8, 2020, the Company received $46,700 from the Paycheck Protection Program (the “Loan”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) of 2020. The proceeds of this loan may be fully forgiven in the event that at least 60% is used for payroll and the balance for utilities within the first 24 weeks of receipt of the proceeds. The Company intends to use the entire proceeds on payroll and anticipates that the Loan will be forgiven. The term of the Loan, less any forgiven portion, is for 2 years at an annual rate of interest of 1.0%. On May 28, 2021, the Company was notified that it had been approved for forgiveness of $43,254 by the SBA from its Payroll Protection Plan Loan.

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

On November 18, 2020, the Company entered into a Revenue Based Factoring Agreement with a third party. Under the agreement, the Company has sold $98,250 (the “Purchase Price”) in future accounts and contract rights for $75,000. The advance was received by the Company on November 20, 2020. A portion of the proceeds was used to satisfy the balance due on the April 27, 2020 Factoring Agreement described above. The difference between the amount sold and the purchase price of $23,250 has been recorded as a debt discount. In exchange for the purchased amount, the Company authorized the third party to ACH debit $400 daily from the Company’s bank account until the purchased amount is fully received. The Company amortized $2,212 of debt discount during the year ended December 31, 2020. As of December 31, 2020, the balance due was $66,412, net of debt discount of $21,038. As of July 1, 2021, the balance due was fully repaid using the proceeds received from the June 28, 2021 Factoring Agreement described below.

On January 25, 2021, the Company received $42,792 from the Paycheck Protection Program (the “Loan”) established under the Consolidated Appropriations Act of 2020. The proceeds of this loan may be fully forgiven in the event that at least 60% is used for payroll and the balance for utilities within the first 24 weeks of receipt of the proceeds. The Company intends to use the entire proceeds on payroll and anticipates that the Loan will be forgiven. The term of the Loan, less any forgiven portion, is for 5 years at an annual rate of interest of 1.0%.

On June 28, 2021, the Company entered into a Revenue Based Factoring Agreement with a third party. Under the agreement, the Company has sold $91,700 (the “Purchase Price”) in future accounts and contract rights for $70,000. The advance was received by the Company on July 1, 2021. A portion of the proceeds was used to satisfy the balance due on the November 18, 2020 Factoring Agreement. The difference between the amount sold and the purchase price of $21,700 has been recorded as a debt discount. In exchange for the purchased amount, the Company authorized the third party to ACH debit $373 daily from the Company’s bank account until the purchased amount is fully received.

Our Auditors Have Raised Substantial Doubts as to Our Ability to Continue as a Going Concern

Our consolidated financial statements have been prepared assuming we will continue as a going concern. The Company has experienced recurring losses from operations which have caused an accumulated deficit of $6,792,304 at December 31, 2020.

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

Off-Balance Sheet Arrangements

As of December 31, 2020, the Company had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Revenue Recognition

The Company accounts for revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from contract with customer. Revenues are recognized when the Company satisfies a performance obligation by transferring control of the promised goods or services to our customers at a point in time, in an amount specified in the contract with our customer and that reflects the consideration The Company expect to be entitled to in exchange for those goods or services. The Company also assesses our customer’s ability and intention to pay, which is based on a variety of factors including our customer’s historical payment experience and financial condition.

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

Income Taxes

The Company accounts for income taxes under ASC 740-10-25. Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Contingencies

The Company is involved in a legal proceeding. The Company assessed the probability of occurrence and whether any loss or range of loss can be reasonably estimated for the legal proceeding. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. If a loss or an additional loss has at least a reasonable possibility of occurring and the impact on the consolidated financial statements would be material, the Company provides disclosure of the loss contingency in the footnotes to the consolidated financial statements. The Company reviews the status of the legal proceeding at least quarterly to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or the range of the loss can be made.

Recent Accounting Pronouncements

We have implemented all new accounting standards that are in effect and may impact our audited consolidated financial statements and do not believe that there are any other new accounting standards that have been issued that might have a material impact on our financial position or results of operations.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. The FASB’s amendments primarily impact ASC 740, Income Taxes, and may impact both interim and annual reporting periods. ASU 2019-12 will be effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2019-12.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

For purposes of this section, the term disclosure controls and procedures mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework 2013. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s internal control over financial reporting was not effective as of December 31, 2020.

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

Name	Current Age	Position
John X. Adiletta	72	Chairman of the Board of Directors, President, and Chief Executive Officer
Lowell Holden	77	Chief Financial Officer and Director
Sean Carrick	52	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules of the Securities and Exchange Commission (SEC) require our directors, executive officers and persons who own more than 10% of our common stock to file reports of their ownership and changes in ownership of our common stock with the SEC. Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we determined that no director, executive officer or beneficial owner of more than 10% of our common stock failed to file a report on a timely basis during the year ended December 31, 2020.

Item 11. Executive Compensation

Executive Officer Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John X. Adiletta	2019	180,000	—	—	—	—	—	—	180,000
Chief Executive Officer	2020	180,000	—	—	—	—	—	—	180,000

Denis Salins	2019	150,000	—	—	—	—	—	—	150,000
Chief Technology Officer	2020	12,500	—	—	—	—	—	—	12,500

Lowell Holden	2019	—	—	13,513	—	—	—	—	13,513
Chief Financial Officer	2020	—	—	13,513	—	—	—	—	13,513

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

Director Compensation

In 2020 and 2019, two members of the board of directors of the Company were compensated 25,000 shares each of common stock for services in such capacity with a total fair market value of $27,027, based on the recent cash sales.

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

The following table sets forth, as of September 7, 2021, the number of shares of common stock owned of record and beneficially by our executive officers, directors and persons who hold 5% or more of the outstanding shares of common stock of the Company. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of Owner	Number of Common Shares Owned	Percentage of Common Stock (1)
5% or greater stockholders

PTS, Inc. 28494 Westinghouse Place Suite 213 Valencia, CA 91355	3,611,754	35.2%

Named Executive Officers and Directors

John X. Adiletta c/o EMR Technology Solutions, Inc. 90 Washington Valley Road Bedminster, NJ 07921	2,500,000	24.4%

Denis Salins c/o EMR Technology Solutions, Inc. 90 Washington Valley Road Bedminster, NJ 07921	275,000	2.6%

Lowell Holden (2) c/o EMR Technology Solutions, Inc. 90 Washington Valley Road Bedminster, NJ 07921	75,000	*

Sean Carrick c/o EMR Technology Solutions, Inc. 90 Washington Valley Road Bedminster, NJ 07921	75,000	*

All Directors, and Officers As a Group (4)	2,925,000	28.5%

(1)	Based on 10,246,854 shares of common stock outstanding as of September 7, 2021.
(2)	* Less than one percent

Description of Securities

Common Stock

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 70,000,000 shares of common stock, $0.001 par value per share (the “Common Stock”). As of September 7, 2021, 10,246,854 shares of Common Stock were issued and outstanding.

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

	2020	2019
Audit fees	$38,624	44,900
Audit related fees	—	—
Tax fees	2,000	2,000
All other fees	—	—

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following financial statements and schedules are filed as part of this report:

Consolidated Financial Statements of EMR Technology Solutions, Inc. for years ended December 31, 2020 and December 31, 2019.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on September 7, 2021.

EMR TECHNOLOGY SOLUTIONS, INC.

By:	/s/ John X. Adiletta
John X. Adiletta, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 7, 2021.

Signature	Title

/s/ John X. Adiletta	Chairman, Chief Executive Officer
John X. Adiletta	(Principal Executive Officer) and Director

/s/ Lowell Holden	Chief Financial Officer (Principal Financial Officer),
Lowell Holden	Principal Accounting Officer, Secretary

/s/ Sean Carrick	Director
Sean Carrick

EMR TECHNOLOGY SOLUTIONS, INC.

PAGE	F-2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-3	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2020, AND DECEMBER 31, 2019

PAGE	F-4	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2020 AND DECEMBER 31, 2019

PAGE	F-5	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2020 AND DECEMBER 31, 2019

PAGE	F-6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2020 AND DECEMBER 31, 2019

PAGES	F-7 - F-16	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

EMR Technology Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EMR Technology Solutions, Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has recurring losses, a working capital deficit, and an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Contingencies

As described in Note 4 to the consolidated financial statements, the Company is involved in a legal proceeding. Where a liability is reasonably possible and may be material, such matters have been disclosed. Management exercised judgment and assessed the probability of occurrence based on the ability to predict the number of claims that may be filed and whether it can reasonably estimate any loss or range of loss that may arise from that proceeding.

Auditing management’s accounting for, and disclosure of, loss contingencies was highly judgmental as it involved our assessment of the significant judgments made by management when assessing the probability of occurrence or when determining whether an estimate of the loss or range of loss could be made.

To test the Company’s assessment of the probability of occurrence or determination of an estimate of loss, or range of loss, among other procedures, we read the legal documentations, reviewed opinions provided to the Company by certain outside legal counsel, read letters received directly by us from external counsel, and evaluated the current status of contingencies based on discussions with legal counsel. We also evaluated the appropriateness of the related disclosures.

/s/ Liggett & Webb, P.A.

We have served as the Company’s auditor since 2016.

Boynton Beach, Florida

September 7, 2021

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2020 AND DECEMBER 31, 2019

	December 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$14,313	$10,985
Accounts receivable, net	10,844	17,118
Prepaid expenses	2,040	3,240
Total Current Assets	27,197	31,343

Other Assets:
Security Deposit	1,450	1,450
Software, net	—	36,250
Customer lists, net	19,111	57,936
Total other assets	20,561	95,636

TOTAL ASSETS	$47,758	$126,979

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$246,508	$383,035
Accrued expenses	720,618	641,665
Deferred revenue	31,199	45,223
Factor advance, net	66,412	79,701
Promissory notes – related party	—	533,037
Promissory notes	1,308,250	645,550
Total Current Liabilities	2,372,987	2,328,211

Long-Term Liabilities:
PPP loan	46,700	—
SBA loan	150,000	—
Total Long-Term Liabilities	196,700	—

TOTAL LIABILITIES	2,569,687	2,328,211

Commitments and Contingencies (See Note 4)	—	—

Stockholders’ Deficit:
Common Stock, 70,000,000 shares authorized, $.001 par value, 10,246,854 and 10,151,854 shares issued and outstanding in 2020 and 2019, respectively	10,247	10,152
Additional paid in capital	4,260,128	4,081,372
Accumulated deficit	(6,792,304)	(6,292,756)
Total stockholders’ deficit	(2,521,929)	(2,201,232)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$47,758	$126,979

The Notes to the Consolidated Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND DECEMBER 31, 2019

	For the Year ended December 31, 2020	For the Year ended December 31, 2019
Revenues
Service revenues	$63,512	$133,926
Contract revenues	333,023	432,951
Total revenues	396,535	566,877

Cost and expenses:
Cost of revenues	52,799	76,322
Selling, general and administrative expense	593,164	824,177
Amortization	75,075	542,881
Total operating expenses	721,038	1,443,380

Loss from operations	(324,503)	(876,503)

Other Income (Expense)
EIDL grant	6,000	—
Interest expense	(177,171)	(186,353)
Total other expense	(171,171)	(186,353)

Loss before income taxes	(495,674)	(1,062,856)

Provision for income taxes	(3,874)	(2,248)

Net Loss	$(499,548)	$(1,065,104)

Basic and diluted net loss per common share	$(0.05)	$(0.11)

Basic and diluted Weighted Average Number of Common Shares	10,160,869	10,115,466

The Notes to the Consolidated Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

					Total
			Additional		Stockholders’
	Common Stock		Paid in	Accumulated	Equity
	Shares	Par Value	Capital	Deficit	(Deficit)
Balance at December 31, 2018	10,064,754	10,065	4,034,572	(5,227,652)	(1,183,015)

Shares Cancelled	(400)	—	(410)	—	(410)

Issuance of Common Stock for Directors Fees	50,000	50	26,977	—	27,027

Issuance of Common Stock for Employee Services	37,500	37	20,233	—	20,270

Net Loss	—	—	—	(1,065,104)	(1,065,104)

Balance at December 31, 2019	10,151,854	$10,152	$4,081,372	$(6,292,756)	$(2,201,232)

In kind contribution for CEO services	—	—	127,500	—	127,500

Issuance of Common Stock for Directors Fees	50,000	50	26,977	—	27,027

Issuance of Common Stock for Employee Services	45,000	45	24,279	—	24,324

Net Loss	—	—	—	(499,548)	(499,548)

Balance at December 31, 2020	10,246,854	10,247	$4,260,128	$(6,792,304)	$(2,521,929)

The Notes to the Consolidated Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	For the Year ended December 31, 2020	For the Year ended December 31, 2019
Cash Flows From Operating Activities:
Net Loss	$(499,548)	$(1,065,104)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock issued for services	51,351	47,297
Amortization	75,075	542,881
In kind contribution of services	127,500	—
Provision for (recovery of) bad debt	5,135	(895)
Amortization of debt discount	50,535	49,828

Changes in operating assets and liabilities:
Accounts receivable	1,139	62,425
Accounts payable and accrued expenses	72,089	414,455
Deferred revenue	(14,024)	(29,928)
Other assets	1,200	1,200
Net Cash Provided by (Used in) Operating Activities	(129,548)	22,159

Cash Flows From Financing Activities:
Cancellation of shares	—	(410)
PPP loan	46,700	—
SBA loan	150,000	—
Repayment of factoring advance	(215,642)	(209,884)
Proceeds from factoring advance	151,818	190,000
Net Cash Provided by (Used in) Financing Activities	132,876	(20,294)

Net Change in Cash and cash equivalents	3,328	1,865
Cash and cash equivalents at Beginning of the Year	10,985	9,120
Cash and cash equivalents at End of the Year	$14,313	$10,985

Cash paid for interest	$37,500	$52,750
Cash paid for taxes	$874	$2,248

Non Cash Investing & Financing Activities:
Conversion of accounts payable into a promissory note	$—	$95,550
Conversion of purchase price adjustment into promissory note	$129,663	$—

The Notes to the Consolidated Financial Statements are an integral part of these statements.

EMR TECHNOLOGY SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND DECEMBER 31, 2019

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2020 and December 31, 2019, the Company had no cash equivalents.

(D) Accounts Receivable

Accounts Receivable are carried at original invoice amount less an estimate made for doubtful accounts. Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables, and changes in payment histories. Accounts Receivable are written off when management determines the likelihood of collection is remote. Interest is not charged on accounts receivable that are past due. The Company recorded an allowance for doubtful accounts of $5,115 and $0 as of December 31, 2020 and December 31, 2019, respectively.

(E) Advertising

Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2020 and December 31, 2019 were $0 and $0, respectively.

(F) Principles of Consolidation

The 2020 and 2019 consolidated financial statements include the operations of EMR Technology Solutions, Inc., its wholly owned subsidiaries First Medical Solutions, Inc., EMRgence, LLC, Empower Technologies, Inc., and Digital Medical Solutions, Inc.

All significant intercompany accounts and transactions have been eliminated in consolidation.

(G) Income Taxes

The Company accounts for income taxes under ASC 740-10-25. Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company also follows the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The tax returns for the years ended December 31, 2020, 2019, 2018, 2017, and 2016 are subject to examination by the Internal Revenue Service.

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

Asset Category	Depreciation/ Amortization Period
Furniture and fixtures	7 Years
Computer equipment	3 Years

Computer and equipment and website costs consisted of the following:

	December 31, 2020	December 31, 2019
Computer equipment	$—	$12,758
Furniture and Fixtures	—	1,254
Total	—	14,012
Accumulated depreciation	—	(14,012)
Balance	$—	$—

During the year ended December 31, 2020, the Company disposed the computer and equipment and website costs and recognized no gain or loss on the disposals.

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

Software costs are amortized over three (3) years. Non-compete costs are amortized over three (3) years and Customer Lists are amortized over five (5) years. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the years December 31, 2020 and 2019, we recorded an impairment expense $0 and $0, respectively. During the years December 31, 2020 and 2019, we recorded amortization expenses of $75,075 and $542,881, respectively.

(J) Fair Value Measurements and Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses, and notes payable, approximate their fair values as of December 31, 2020 and 2019, respectively because of their short-term maturities.

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

(L) Revenue Recognition

The Company accounts for revenue in accordance with Topic 606, which the Company adopted on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 did not have a material impact on the timing or amounts of revenue recognized in our consolidated financial statements and therefore did not have a material impact on our financial position, results of operations, equity or cash flows as of the adoption date or for the year ended December 31, 2020. The Company did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the impact was immaterial. Also, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

(M) Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees and non-employees for services in accordance with ASC Topic 718. ASC Topic 718 requires the Company to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The value of the portion of an employee award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method.

(N) Basic and Diluted Net Loss Per Common Share

In accordance with ASC 260-10, “Earnings Per Share”, basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. As of December 31, 2020, and December 31, 2019, the Company has 1,334,600 and 1,049,488 shares of common stock issuable upon the conversion of notes payable and 90,000 and 90,000 stock options that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the years ended December 31, 2020 and December 31, 2019.

(O) Recent Accounting Pronouncements

We have implemented all new accounting standards that are in effect and may impact our unaudited condensed consolidated financial statements and do not believe that there are any other new accounting standards that have been issued that might have a material impact on our financial position or results of operations.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. The FASB’s amendments primarily impact ASC 740, Income Taxes, and may impact both interim and annual reporting periods. ASU 2019-12 will be effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2019-12.

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements to determine their impact, if any, on our financial statements.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss and used cash in operating activities for the year ended December 31, 2020. The Company also has a working capital deficit and an accumulated deficit at December 31, 2020. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital to sustain its current level of operations.

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

NOTE 3 – PROMISSORY NOTES, FACTOR ADVANCES, PPP LOAN, AND SBA LOAN

The $700,000 FMS Note to a related party has an interest rate of ten percent (10%) per annum for a period of two (2) years and fully amortizes during the third (3rd) year. The related party is the Company’s Chief Technology Officer. The note can be converted at any time, at the option of the holder, into shares of the Company’s stock at a conversion price of $1.00 per share. On October 31, 2016, the holder of the FMS Note converted $200,000 of the note for 200,000 shares of common stock. The Company has recorded loss on conversion of debt of $72,000. On November 15, 2017, the Board of Directors approved an amendment to the FMS Note changing the conversion provision from $3.00 per share to $1.00 per share. On December 31, 2017, the holder of the FMS Note converted $25,000 of interest due for 25,000 shares of common stock. On June 30, 2018, September 30, 2018, and December 31, 2018, the holder of the FMS Note converted $33,038 of interest due for each period to additional principal on the FMS Note accruing at six percent (6.0%) annual interest. On June 30, 2019, the FMS Note was amended to change the beginning repayment period from June 30, 2019 to September 30, 2019 for 3 quarterly installments thereafter. The payments due on September 30, 2019, December 31, 2019, and March 31, 2020 were not paid and the noteholder has not notified the Company of any event of default. As of December 31, 2020 and 2019, the balance on this note is $533,037.

The Company issued a three (3) year convertible promissory note (the “EMRG Note”) for two hundred thousand dollars ($200,000). The EMRG Note has an interest rate of eight percent (8%) per annum for a period of one (1) year and fully amortizes during the next two (2) years. The note is secured with a pledge of forty percent (40%) of the membership interests acquired. The note can be converted at any time, at the option of the holder, into shares of the Company’s stock at a conversion price of $3 per share. On December 29, 2017, the EMRG Note was amended to change the beginning repayment period from December 31, 2017 to March 31, 2018 for $50,000 and 7 equal quarterly installments of $25,000 each thereafter and the interest rate was increased from 6% to 8% annually. On March 31, 2018, the EMRG Note was amended to change the beginning repayment period from March 31, 2018 to October 1, 2018 for $100,000 and 4 equal quarterly installments of $25,000 each thereafter. On September 30, 2018, the EMRG Note was amended to change the beginning repayment period from March 31, 2018 to January 1, 2019 for $125,000 and 3 equal quarterly installments of $25,000 each thereafter. Effective January 1, 2019, the EMRG Note was amended to change the beginning repayment period from January 1, 2019 to June 30, 2019 for $125,000 and 2 equal quarterly installments of $37,500 each thereafter. On June 30, 2019, the EMRG Note was amended to change the principal payment of $200,000 and accrued interest to October 31, 2019. The payments due on October 31, 2019 were not paid and the noteholder has not notified the Company of any event of default. As of December 31, 2020 and 2019, the balance on this note is $200,000.

The Company issued a three (3) year unsecured convertible promissory note (the “ETI Note”) for one hundred fifty thousand dollars ($150,000). The ETI Note has an interest rate of six percent (6%) per annum for a period of two (2) years and fully amortizes during the third (3rd) year. The note can be converted at any time, at the option of the holder, into shares of the Company’s stock at a conversion price of $3 per share. Effective March 31, 2019, the ETI Note was amended to change the beginning repayment period from March 31, 2019 to September 30, 2019 for $37,500 and 3 equal quarterly installments of $37,500 each thereafter. On March 31, 2019, the Board of Directors approved an amendment to the ETI Note changing the conversion provision from $3.00 per share to $1.00 per share. On June 30, 2019, the ETI Note was amended to change the beginning repayment period to September 30, 2019 for $75,000 and 2 quarterly installments of $37,500 thereafter. The payment due on September 30, 2019, December 31, 2019, and March 31, 2020 were not paid and the noteholder has not notified the Company of any event of default. As of December 31, 2020 and 2019, the balance of this note is $150,000.

The Company issued a three (3) year unsecured convertible promissory note (the “DMSI Note”) for two hundred fifty thousand dollars ($250,000). The DMSI Note has an interest rate of six percent (6%) per annum for a period of one (1) year and fully amortizes during the next two (2) years. The note can be converted at any time, at the option of the holder, into shares of the Company’s stock at a conversion price of $1.00 per share. On December 20, 2017, the Agreement was amended to remove the purchase price adjustment for EBITDA. On December 20, 2017, the Note was amended to change the interest only period from one year to two years, changing the beginning of principal payments from December 31, 2017 to December 31, 2018 and to increase the annual interest rate from 6% to 8% commencing January 1, 2018. On December 22, 2017, the Board of Directors approved an amendment to the Note changing the conversion provision from $3.00 per share to $1.00 per share. On December 29, 2017, the Board of Directors approved the request by the holder of the DMSI Note to convert $50,000 principal of the DMSI Note into 50,000 shares of the Company’s common stock. On December 31, 2018, the DMSI Note was amended to change the beginning repayment period from December 31, 2018 to June 30, 2019 for $50,000 and 3 quarterly installments of $50,000 thereafter. On April 30, 2019, $95,550 of accounts payable was added the DMSI Note. On June 30, 2019, the DMSI Note was amended to change the beginning repayment period from June 30, 2019 to September 30, 2019 for 3 quarterly installments. The payments due on September 30, 2019, December 31, 2019 and March 31, 2020 were not paid and the noteholder has notified the Company of an event of default. In October 2020, $129,663 of purchase price adjustment was converted to the DMSI Note. As of December 31, 2020 and 2019, the balance of this note is $452,213 and $295,550, respectively.

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

On September 26, 2018, the Company entered into a Revenue Based Factoring Agreement with a third party. Under the agreement, the Company has sold $125,875 (the “Purchase Price”) in future accounts and contract rights for $95,000. The advance was received by the Company on September 28, 2018. A portion of the proceeds was used to satisfy the balance due on the January 18, 2018 Factoring Agreement. The difference between the amount sold and the purchase price of $30,875 has been recorded as a debt discount. In exchange for the purchased amount, the Company authorized the third party to ACH debit $473 daily from the Company’s bank account until the purchased amount is fully received. As of March 15, 2019, the balance due was fully repaid using the proceeds received from the March 15, 2019 Factoring Agreement described below. The Company fully amortized $15,438 of debt discount during the year ended December 31, 2019.

On March 15, 2019, the Company entered into a Revenue Based Factoring Agreement with a third party. Under the agreement, the Company has sold $124,450 (the “Purchase Price”) in future accounts and contract rights for $95,000. The advance was received by the Company on March 15, 2019. A portion of the proceeds was used to satisfy the balance due on the September 26, 2018 Factoring Agreement described above. The difference between the amount sold and the purchase price of $29,450 has been recorded as a debt discount. In exchange for the purchased amount, the Company authorized the third party to ACH debit $506 daily from the Company’s bank account until the purchased amount is fully received. As of November 1, 2019, the balance due was fully repaid using the proceeds received from October 31, 2019 Factoring Agreement described below. The Company fully amortized $29,450 of debt discount during the year ended December 31, 2019.

On October 31, 2019, the Company entered into a Revenue Based Factoring Agreement with a third party. Under the agreement, the Company has sold $124,450 (the “Purchase Price”) in future accounts and contract rights for $95,000. The advance was received by the Company on November 1, 2019. A portion of the proceeds was used to satisfy the balance due on the March 15, 2019 Factoring Agreement described above. The difference between the amount sold and the purchase price of $29,450 has been recorded as a debt discount. In exchange for the purchased amount, the Company authorized the third party to ACH debit $506 daily from the Company’s bank account until the purchased amount is fully received. As of December 31, 2019, the balance due was $79,701, net of debt discount of $24,509. The Company amortized $5,122 of debt discount during the year ended December 31, 2019. As of April 28 2020, the balance due was fully repaid using the proceeds received from the April 27, 2020 Factoring Agreement described below. The Company fully amortized the remaining debt discount upon repayment.

On April 27, 2020, the Company entered into a Revenue Based Factoring Agreement with a third party. Under the agreement, the Company has sold $100,632 (the “Purchase Price”) in future accounts and contract rights for $76,818. The advance was received by the Company on April 28, 2020. A portion of the proceeds was used to satisfy the balance due on the October 31, 2019 Factoring Agreement described above. The difference between the amount sold and the purchase price of $23,814 has been recorded as a debt discount. In exchange for the purchased amount, the Company authorized the third party to ACH debit $421 daily from the Company’s bank account until the purchased amount is fully received. As of November 18, 2020, the balance due was fully repaid using the proceeds received from the November 18, 2020 Factoring Agreement described below. The Company fully amortized $23,814 of debt discount upon repayment.

On May 8, 2020, the Company received $46,700 from the Paycheck Protection Program (the “Loan”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) of 2020. The proceeds of this loan may be fully forgiven in the event that at least 60% is used for payroll and the balance for utilities within the first 24 weeks of receipt of the proceeds. The Company intends to use the entire proceeds on payroll and anticipates that the Loan will be forgiven. The term of the Loan, less any forgiven portion, is for 2 years at an annual rate of interest of 1.0%. On May 28, 2021, the Company was notified that it had been approved for forgiveness of $43,254 by the SBA from its Payroll Protection Plan Loan. The remaining $3,446 has been converted to an amortizing term loan with a first payment due on July 13, 2021 (see Note 8).

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

On November 18, 2020, the Company entered into a Revenue Based Factoring Agreement with a third party. Under the agreement, the Company has sold $98,250 (the “Purchase Price”) in future accounts and contract rights for $75,000. The advance was received by the Company on November 20, 2020. A portion of the proceeds was used to satisfy the balance due on the April 27, 2020 Factoring Agreement described above. The difference between the amount sold and the purchase price of $23,250 has been recorded as a debt discount. In exchange for the purchased amount, the Company authorized the third party to ACH debit $400 daily from the Company’s bank account until the purchased amount is fully received. The Company amortized $2,212 of debt discount during the year ended December 31, 2020. As of December 31, 2020, the balance due was $66,412, net of debt discount of $21,038. As of July 1, 2021, the balance due was fully repaid using the proceeds received from the June 28, 2021 Factoring Agreement described in Note 8.

The minimum annual principal payments of notes payable and factor advance at December 31, 2020 were:

2021	$1,308,250
2022	$87,450
2023	$46,700
Thereafter	$150,000
Total minimum principal payments	$1,592,400

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Commitments

On January 15, 2020, the Company entered into a one-year lease for office space, effective February 1, 2020 for a monthly rent of $1,228 per month. The lease expired January 31, 2021. On January 15, 2021, the Company entered into a new one-year lease. The monthly rent is $345. Rent expense for the year ended December 31, 2020 and 2019 was $14,865 and $14,305, respectively.

The minimum annual lease payments for 2021 and beyond are:

2021	$5,023
2022	345
Total minimum lease payments	$5,368

Litigation

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

On March 16, 2021, Denis Salins filed a counterclaim to the Company’s civil action denying all claims of the Company.

Impact of coronavirus (Covid-19) pandemic

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

On September 4, 2020, two (2) members of the Board of Directors of the Company were each issued 25,000 of the Company’s common stock with a fair value of $27,027 as compensation for services in such capacity.

On September 4, 2020, three (3) non-executive employees of the Company were each issued 10,000 of the Company’s common stock with a fair value of $16,216 as a bonus for performance.

On September 4, 2020, two (2) non-executive employees of the Company were each issued 7,500 of the Company’s common stock with a fair value of $8,108 as a bonus for performance.

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

The following sets forth the options granted and outstanding as of December 31, 2020:

	Number of Options	Weighted Average Exercise price	Granted Options Exercisable	Intrinsic value
Options outstanding at December 31, 2018	90,000	$0.001	90,000	$0
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/Expired	—	—	—	—
Options outstanding at December 31, 2019	90,000	$0.001	90,000	$0
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/Expired	—	—	—	—
Options outstanding at December 31, 2020	90,000	$0.001	90,000	$0

NOTE 6 – RELATED PARTY TRANSACTIONS

On June 30, 2018, September 30, 2018, and December 31, 2018, the holder of the FMS Note, a related party, converted $33,038 of interest due for each period to additional principal on the FMS Note accruing at six percent (6.0%) annual interest. On June 30, 2019, the FMS Note was amended to change the beginning repayment period from June 30, 2019 to September 30, 2019 for 3 quarterly installments. The payments due on September 30, 2019 and December 31, 2019 were not paid and the noteholder has not notified the Company of any event of default. As of January 31, 2020, the holder of the FMS Note is no longer a related party.

NOTE 7 – INCOME TAXES

The Jobs act significantly revised the U.S. Corporate income tax by lowering the corporate federal income tax rate from 35% to 21% effective January 1, 2018.

The tax effects of the temporary differences between reportable financial statement income (loss) and taxable income (loss) are recognized as deferred tax assets and liabilities.

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Tax expense (benefit) at the statutory rate	$(104,905)	$(223,672)
State income taxes (benefit), net of federal income tax benefit	(21,778)	(52,445)
Non-deductible expenses	46,836	13,321
Change in tax rate estimates	(92,722)	130,666
Change in valuation allowance	176,443	134,378
Total	$3,874	$2,248

The tax effect of significant components of the Company’s deferred tax assets and liabilities at December 31, 2020 and December 31, 2019, are as follows:

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Deferred tax assets:
Net operating loss carryforward	$765,472	$570,750
Amortization and depreciation	350,053	369,673
Impairment of intangible assets	90,166	90,166
Provision for bad debt	5,479	4,138
Total gross deferred tax assets	1,211,170	1,034,727
Less: Deferred tax asset valuation allowance	(1,211,170	(1,034,727)
Total net deferred tax assets	$—	$—

FASB ASC 740, Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance of $1,211,170 and $1,034,727 against its net deferred taxes is necessary as of December 31, 2020 and December 31, 2019, respectively. The change in valuation allowance for the years ended December 31, 2020 and 2019 is $176,443 and $134,378, respectively.

At December 31, 2020 and December 31, 2019, respectively, the Company had approximately $2,928,914 and $2,183,854, respectively, of U.S. net operating loss carryforwards remaining. Of the amount, $979,508 of net operating loss can be carried forward through 2037 and the remaining can be carried forward indefinitely subject to limitation.

As a result of certain ownership changes, the Company may be subject to an annual limitation on the utilization of its U.S. net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. A study to determine the effect, if any, of this change, has not been undertaken.

The 2020, 2019, 2018, 2017, and 2016 tax returns remain subject to audit by various Federal and State taxing authorities.

NOTE 8 – SUBSEQUENT EVENTS

On January 15, 2021, the Company entered into a one-year office lease at a rate of $345 per month.

On January 25, 2021, the Company received $42,792 from the Paycheck Protection Program (the “Loan”) established under the Consolidated Appropriations Act of 2020. The proceeds of this loan may be fully forgiven in the event that at least 60% is used for payroll and the balance for utilities within the first 24 weeks of receipt of the proceeds. The Company intends to use the entire proceeds on payroll and anticipates that the Loan will be forgiven. The term of the Loan, less any forgiven portion, is for 5 years at an annual rate of interest of 1.0%.

On February 1, 2021, the Company received an unsolicited investment of $105,400 via wire transfer. To date, there has been no claim by the investor either as to their identity or the price per share intended. A review by the Company’s bank resulted in the funds being made available to the Company on April 30, 2021. The Company is currently seeking the investor’s nominee.

On May 28, 2021, the Company was notified that it had been approved for forgiveness of $43,254 by the SBA from its Payroll Protection Plan Loan. The remaining $3,446 has been converted to an amortizing term loan with a first payment due on July 13, 2021, which has been fully repaid.

On June 28, 2021, the Company entered into a Revenue Based Factoring Agreement with a third party. Under the agreement, the Company has sold $91,700 (the “Purchase Price”) in future accounts and contract rights for $70,000. The advance was received by the Company on July 1, 2021. A portion of the proceeds was used to satisfy the balance due on the November 18, 2020 Factoring Agreement described in Note 3. The difference between the amount sold and the purchase price of $21,700 has been recorded as a debt discount. In exchange for the purchased amount, the Company authorized the third party to ACH debit $373 daily from the Company’s bank account until the purchased amount is fully received.